Form 10-Q
period 1996-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1996-08-13
CIK 852953

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended June 30, 1996
      File No. 0-19706



Gentlemen:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Very truly yours,


/S/ Marie Reynolds
Marie D. Reynolds
Assistant Controller






QH5-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended                          June 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the transition period from            to

For Quarter Ended  June 30, 1996    Commission file number         0-19706

             Boston  Financial Qualified Housing Tax Credits L.P. V
              (Exact name of registrant as specified in its charter)


   Massachusetts                                        04-3054464
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


  101 Arch Street, Boston, MA                            02110-1106
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                      Page No.

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (Unaudited) and
              March 31, 1996                                          1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 1996 and 1995                     2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              1996                                                    3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 1996 and 1995                     4

          Notes to Financial Statements (Unaudited)                   5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9

PART II - OTHER INFORMATION
Items 1-6                                                             10

SIGNATURE                                                             11

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                     June 30,                 March 31,
                                                                       1996                     1996
                                                                    (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                      $       349,786         $      243,644
   Other current assets                                                    24,657                 25,408
     Total current assets                                                 374,443                269,052

Investments in Local Limited Partnerships (Note 2)                     33,809,234             34,878,562
Marketable securities, at fair value (Note 1)                           2,926,259              3,099,255

     Total Assets                                                 $    37,109,936         $   38,246,869

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable to affiliates                                 $        76,421         $       71,527
   Accounts payable and accrued expenses                                   50,007                 67,883
     Total current liabilities                                            126,428                139,410

Other liabilities:
   Deferred revenue (Note 3)                                              179,318                179,318

General, Initial and Investor Limited Partners' Equity                 36,844,984             37,953,300
Net unrealized losses on marketable securities                            (40,794)               (25,159)
     Total Partners' Equity                                            36,804,190             37,928,141
     Total Liabilities and Partners' Equity                       $    37,109,936         $   38,246,869


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  For the Three Months Ended June 30, 1996 and 1995

                                                                         1996                          1995

Revenue:
     Investment                                                      $     48,394                 $     39,891
     Other                                                                  8,826                       28,150
         Total Revenue                                                     57,220                       68,041

Expenses:
     General and administrative (includes
       reimbursements to an affiliate in the
       amounts of $32,885 and $18,278, respectively)                       69,180                       53,800
     Asset management fees, related party                                  57,286                       55,889
     Amortization                                                           7,629                        7,631
         Total Expenses                                                   134,095                      117,320

Loss before equity in losses of
      Local Limited Partnerships                                          (76,875)                     (49,279)

Equity in losses of Local Limited
     Partnerships                                                      (1,031,441)                  (1,082,628)

Net Loss                                                             $ (1,108,316)                $ (1,131,907)

Net Loss allocated:
     To General Partners                                             $    (11,083)                $    (11,319)
     To Limited Partners                                               (1,097,233)                  (1,120,588)
                                                                     $ (1,108,316)                $ (1,131,907)

Net Loss per Limited Partnership Unit
     (68,929 Units)                                                  $     (15.92)                $     (16.26)

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1996


                                                  Initial         Investor             Net
                                  General         Limited          Limited         Unrealized
                                 Partners        Partners         Partners           Losses             Total

Balance at March 31, 1996      $  (212,573)       $5,000        $ 38,160,873        $ (25,159)     $  37,928,141

Net change in net unrealized
   losses on marketable
   securities available for sale                  -             -                   -              (15,635)
(15,635)

Net Loss                           (11,083)            -          (1,097,233)               -         (1,108,316)

Balance at June 30, 1996       $  (223,656)       $5,000        $ 37,063,640        $ (40,794)     $  36,804,190

The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                                  1996                  1995

Net cash provided by (used for) operating activities                         $   (81,865)           $    4,940

Cash flows from investing activities:
  Purchase of marketable securities                                             (455,427)             (848,108)
  Proceeds from sales and maturities of marketable securities                    613,175               950,517
  Cash distributions received from Local
    Limited Partnerships                                                          30,259                52,296
     Net cash provided by investing activities                                   188,007               154,705

Net increase in cash and cash equivalents                                        106,142               159,645

Cash and cash equivalents, beginning of period                                   243,644                72,535

Cash and cash equivalents, end of period                                     $   349,786            $  232,180


The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses           Value

Debt securities issued by the US
   Treasury and other US
   government corporations and agencies      $ 2,646,646        $  1,016         $ (43,228)      $ 2,604,434

Mortgage backed securities                       288,223           2,873            (1,117)          289,979

Other debt securities                             32,184               -              (338)           31,846

Marketable securities at June 30, 1996       $ 2,967,053        $  3,889         $ (44,683)      $ 2,926,259


Debt securities issued by the US
   Treasury and other US
   government corporations and agencies      $ 2,941,472        $  3,462         $ (31,743)      $ 2,913,191

Mortgage backed securities                       139,230           3,428                 -           142,658

Other debt securities                             43,712               -              (306)           43,406

Marketable securities at March 31, 1996      $ 3,124,414        $  6,890         $ (32,049)      $ 3,099,255

The contractual maturities at June 30, 1996 are as follows:

                                                                                                Fair
                                                                            Cost                Value

Due in one year or less                                                  $   397,051         $   396,391
Due in one year to five years                                              2,281,779           2,239,889
Mortgage backed securities                                                   288,223             289,979
                                                                         $ 2,967,053         $ 2,926,259

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                    Notes to Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $613,000 and $951,000 for the three months ended June 30, 1996 and 1995. Included in investment income are gross gains of $1,209 and gross losses of $822 which were realized on sales in the three months ended June 30, 1996 and gross gains of $287 and gross losses of $6,699 which were realized on the sales in the three months ended June 30, 1995.


2.   Investments in Local Limited Partnerships

The Partnership has acquired interests in twenty-seven Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits, and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.


The following is a summary of Investments in Local Limited Partnerships:

                                                                                                 June 30,
                                                                                                   1996
                                                                                                (Unaudited)
Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                                $  55,491,515

Cumulative equity in losses of Local Limited
   Partnerships                                                                                  (22,128,508)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (488,492)

Investments in Local Limited Partnerships
   before adjustment                                                                              32,874,515

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,068,278

    Accumulated amortization of acquisition
      fees and expenses                                                                            (133,559)

Investments in Local Limited Partnerships                                                      $ 33,809,234


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - as of March 31, 1996  (Unaudited)

Assets:
   Investment property, net                                                                    $  120,835,699
   Current assets                                                                                   5,528,954
   Other assets                                                                                     6,206,858
       Total Assets                                                                            $  132,571,511

Liabilities and Partners' Equity:
   Current liabilities                                                                         $    6,438,456
   Long-term debt                                                                                  86,745,778
   Other liabilities                                                                                1,171,732
       Total Liabilities                                                                           94,355,966

Partners' Equity                                                                                   38,215,545
   Total Liabilities and Partners' Equity                                                      $  132,571,511

Summarized Income Statements - for the
three months ended March 31, 1996  (Unaudited)

Rental and other income:                                                                       $    3,642,883

Expenses:
   Operating                                                                                        1,760,468
   Interest                                                                                         1,655,084
   Depreciation and amortization                                                                    1,281,757
       Total Expenses                                                                               4,697,309

       Net Loss                                                                                $   (1,054,426)

Partnership's share of Net Loss                                                                $   (1,031,441)

Other Partners' share of Net Loss                                                              $      (22,985)


3.   Deferred Revenue

Under the terms of a Local Limited Partnership Agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. Since the funds were not needed, the Local Partnership Agreement allows that the established Supplemental Reserve along with the interest earned, are available to pay the Partnership its annual priority distribution. As of June 30, 1996, $22,000 has been released to the Partnership. The balance of the Supplemental Reserve is included in cash and cash equivalents.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1996 , the Partnership had cash and cash equivalents of $349,786, compared with $243,644 at March 31, 1995. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations and purchases of marketable securities.

Approximately $2,751,000 of marketable securities has been designated as reserves by the Managing General Partner. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1996 , the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1996.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1996 resulted in a net loss of $1,108,316 as compared to a net loss of $1,131,907 for the same period in 1995. These results reflect the Partnership's stabilized operations during these comparable periods.

Property Discussions

Limited Partnership interests have been acquired in twenty-seven Local Limited Partnerships which are located in ten states and the virgin islands. Five of the properties, totaling 612 units, are existing and underwent rehabilitation; Twenty-two properties, consisting of 1,762 units, are new construction. All properties have completed construction or rehabilitation and initial lease-up. All but one of the Local Limited Partnerships are operating satisfactorily.

As previously reported, Historic New Center, a property located in Detroit, Michigan, has been operating at a deficit as occupancy has been affected by the downturn in the local economy. Even though the Local General Partner has taken action to improve the property's operations, the property is still operating at a deficit, however, the collection of delinquent rental payments has improved.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1996                      BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. V

                                           By:     Arch Street V, Inc.,
                                                   its Managing General Partner



                                /s/Georgia Murray
                                 Georgia Murray
                                 A Managing Director, Treasurer
                                      and Chief Financial Officer