Form 10-Q
period 1996-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1996-11-13
CIK 852953

November 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q Edgar for Quarter Ended September 30, 1996 File No. 0-19706


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller





QH5-10Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                               -----------------------------------------------

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                               to

For Quarter Ended        September 30, 1996  Commission file number    0-19706
                  ----------------------------------
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

                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (Unaudited) and
              March 31, 1996                                              1

          Statements of Operations (Unaudited) - For the Three and
              Six Months Ended September 30, 1996 and 1995                2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30,
              1996                                                        3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 1996 and 1995                    4

          Notes to Financial Statements (Unaudited)                       5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9

PART II - OTHER INFORMATION

Items 1-6                                                                10

SIGNATURE                                                                11

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                                 BALANCE SHEETS



                                                                   September 30,              March 31,
                                                                       1996                     1996
                                                                    (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                     $        321,906         $       243,644
   Other current assets                                                    23,355                  25,408
                                                                 ----------------         ---------------
     Total current assets                                                 345,261                 269,052

Investments in Local Limited Partnerships (Note 2)                     32,663,481              34,878,562
Marketable securities, at fair value (Note 1)                           2,903,812               3,099,255
                                                                 ----------------         ---------------

     Total Assets                                                $     35,912,554         $    38,246,869
                                                                 ================         ===============

Liabilities and Partners' Equity (Deficiency)

Current liabilities:
   Accounts payable to affiliates                                $         66,735         $        71,527
   Accounts payable and accrued expenses                                   55,319                  67,883
                                                                 ----------------         ---------------
     Total current liabilities                                            122,054                 139,410
                                                                 ----------------         ---------------

Other liabilities:
   Deferred revenue (Note 3)                                              179,318                 179,318
                                                                 ----------------         ---------------

General, Initial and Investor Limited Partners' Equity                 35,646,539              37,953,300
Net unrealized losses on marketable securities                            (35,357)                (25,159)
                                                                 ----------------         ---------------
     Total Partners' Equity                                            35,611,182              37,928,141
                                                                 ----------------         ---------------
     Total Liabilities and Partners' Equity                      $     35,912,554         $    38,246,869
                                                                 ================         ===============



The accompanying  notes  are  an  integral  part  of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
         For the Three and Six Months Ended September 30, 1996 and 1995

                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,          September 30,      September 30,
                                          1996                 1995                   1996               1995
                                      -------------        -------------          ------------      ---------

Revenue:
  Investment                           $     48,440         $     47,161          $     96,834      $     87,052
  Other                                         100                2,600                 8,926            30,750
                                       ------------         ------------          ------------      ------------
       Total Revenue                         48,540               49,761               105,760           117,802
                                       ------------         ------------          ------------      ------------


Expenses:
  Asset management fees,
   related party                             57,286               55,889               114,572           111,778
  General and administrative
   (includes reimbursements
   to an affiliate in the amounts
   of $61,237 and $45,054
   in 1996 and 1995, respectively)           60,184               57,309               129,364           111,109
  Amortization                                7,551                7,633                15,180            15,264
                                       ------------         ------------          ------------      ------------
       Total Expenses                       125,021              120,831               259,116           238,151
                                       ------------         ------------          ------------      ------------

Loss before equity in
  losses of Local Limited
  Partnerships                              (76,481)             (71,070)             (153,356)         (120,349)

Equity in losses of Local
  Limited Partnerships                   (1,121,964)          (1,071,164)           (2,153,405)       (2,153,792)
                                       ------------         ------------          ------------      ------------

Net Loss                               $ (1,198,445)        $ (1,142,234)         $ (2,306,761)     $ (2,274,141)
                                       ============         ============          ============      ============

Net Loss allocated:
  To General Partners                  $    (11,985)        $    (11,422)         $    (23,068)     $    (22,741)
  To Limited Partners                    (1,186,460)          (1,130,812)           (2,283,693)       (2,251,400)
                                       ------------         ------------          ------------      ------------
                                       $ (1,198,445)        $ (1,142,234)         $ (2,306,761)     $ (2,274,141)
                                       ============         ============          ============      ============
Net Loss per Limited Partnership
   Unit (68,929 Units)                 $     (17.21)        $     (16.40)         $     (33.13)     $      (32.66)
                                       ============         ============          ============      =============


The accompanying  notes  are  an  integral  part  of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1996


                                                  Initial         Investor             Net
                                  General         Limited          Limited         Unrealized
                                 Partners        Partners         Partners           Losses             Total

Balance at March 31, 1996      $  (212,573)       $5,000        $ 38,160,873        $ (25,159)     $  37,928,141

Net change in net unrealized
   losses on marketable
   securities available for sale         -             -                   -          (10,198)          (10,198)

Net Loss                           (23,068)            -          (2,283,693)               -         (2,306,761)
                               -----------        ------        ------------        ---------      -------------

Balance at
   September 30, 1996          $  (235,641)       $5,000        $ 35,877,180        $ (35,357)     $  35,611,182
                               ===========        ======        ============        =========      =============

The accompanying  notes  are  an  integral  part  of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1996 and 1995



                                                                                   1996                   1995
                                                                             ---------------          ---------

Net cash used for operating activities                                        $   (171,901)         $  (132,113)
                                                                              ------------          -----------

Cash flows from investing activities:
  Purchases of marketable securities                                              (455,427)          (1,955,138)
  Proceeds from sales and maturities of marketable securities                      659,094            1,976,892
  Cash distributions received from Local
    Limited Partnerships                                                            46,496               52,296
                                                                              ------------          -----------
     Net cash provided by investing activities                                     250,163               74,050
                                                                              ------------          -----------

Net increase (decrease) in cash and cash equivalents                                78,262              (58,063)

Cash and cash equivalents, beginning of period                                     243,644               72,535
                                                                              ------------          -----------

Cash and cash equivalents, end of period                                      $    321,906          $    14,472
                                                                              ============          ===========

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


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses           Value

Debt securities issued by the US
   Treasury                                  $ 2,646,647        $  1,594         $ (39,153)      $ 2,609,088

Mortgage backed securities                       275,419           3,160              (685)          277,894

Other debt securities                             17,103               -              (273)           16,830
                                             -----------        --------         ---------       -----------

Marketable securities at
   September 30, 1996                        $ 2,939,169        $  4,754         $ (40,111)      $ 2,903,812
                                             ===========        ========         =========       ===========


Debt securities issued by the US
   Treasury and other US
   government corporations and agencies      $ 2,941,472        $  3,462         $ (31,743)      $ 2,913,191

Mortgage backed securities                       139,230           3,428                 -           142,658

Other debt securities                             43,712               -              (306)           43,406
                                             -----------        --------         ---------       -----------

Marketable securities at March 31, 1996      $ 3,124,414        $  6,890         $ (32,049)      $ 3,099,255
                                             ===========        ========         =========       ===========

The contractual maturities at September 30, 1996 are as follows:

                                                                                                Fair
                                                                            Cost                Value

Due in one year or less                                                  $   397,052         $   396,413
Due in one year to five years                                              2,266,698           2,229,505
Mortgage backed securities                                                   275,419             277,894
                                                                         -----------         -----------
                                                                         $ 2,939,169         $ 2,903,812
                                                                         ===========         ===========


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                    Notes to Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $659,000 and $1,977,000 for the six months ended September 30, 1996 and 1995. Included in investment income are gross gains of $19,307 and $8,601 and gross losses of $885 and $12,099 which were realized on these sales during the six months ended September 30, 1996 and 1995, respectively.


2.   Investments in Local Limited Partnerships

The Partnership has acquired interests in twenty-seven Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits, and cash flows from operations of each of the Local Limited Partnerships, with the exception of Strathern
Park/Lorne Park Apartments and Huguenot Park which are 95% and 88.6%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.


The following is a summary of Investments in Local Limited Partnerships at September 30, 1996 (Unaudited):


Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                                $  55,491,515

Cumulative equity in losses of Local Limited Partnerships                                        (23,250,473)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (504,729)

Investments in Local Limited Partnerships
   before adjustment                                                                              31,736,313

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,068,278

    Accumulated amortization of acquisition
      fees and expenses                                                                             (141,110)

Investments in Local Limited Partnerships                                                      $  32,663,481
                                                                                               =============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                    Notes to Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - as of June 30, 1996  (Unaudited)

Assets:
   Investment property, net                                                                    $  121,712,415
   Current assets                                                                                   3,989,538
   Other assets                                                                                     5,316,107
                                                                                               --------------
       Total Assets                                                                            $  131,018,060
                                                                                               ==============

Liabilities and Partners' Equity:
   Current liabilities                                                                         $    6,678,414
   Long-term debt                                                                                  86,616,253
   Other liabilities                                                                                1,109,908
                                                                                               --------------
       Total Liabilities                                                                           94,404,575

Partners' Equity                                                                                   36,613,485
                                                                                               --------------
   Total Liabilities and Partners' Equity                                                      $  131,018,060
                                                                                               ==============

Summarized Income Statements - for the
six months ended June 30, 1996  (Unaudited)

Rental and other income:                                                                       $    7,224,658
                                                                                               --------------

Expenses:
   Operating                                                                                        3,577,039
   Interest                                                                                         3,287,485
   Depreciation and amortization                                                                    2,564,894
                                                                                               --------------
       Total Expenses                                                                               9,429,418

       Net Loss                                                                                $   (2,204,760)
                                                                                               ==============

Partnership's share of Net Loss                                                                $   (2,157,258)
                                                                                               ==============
Other Partners' share of Net Loss                                                              $      (47,502)
                                                                                               ==============


For the six months ended September 30, 1996, the Partnership has not recognized $3,853 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses and cumulative distributions exceeded its total investment.

3.   Deferred Revenue

Under the terms of a Local Limited Partnership Agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of a Local Limited Partnership. Since the funds were not needed, the Local Limited Partnership Agreement allows that the established Supplemental Reserve along with the interest earned, are available to pay the Partnership its annual priority distribution. As of September 30, 1996, $22,000 has been released to the Partnership. The balance of the Supplemental Reserve is included in cash and cash equivalents.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                    Notes to Financial Statements (continued)
                                   (Unaudited)

4.   Transactions with Affiliates

Lansing Management Company ("LMC"), an affiliate of the Managing General Partner is the management agent for three Local Limited Partnerships in which the Partnership has invested, St. Croix II, Limited Partnership ("Carib Villas II"), Christiansted Limited Partnership ("Carib Villas III") and Historic New Center Limited Partnership ("Historic New Center"). Included in operating expenses of the summarized income statements in Note 2 to the Financial Statements is $19,228 of fees earned by LMC for the six months ended June 30, 1996.

Boston Financial Property Management ("BFPM") is the management agent for Woodlake Hills, a Local Limited Partnership in which the Partnership has invested. Included in operating expenses of the summarized income statements in
Note 2 to the Financial Statements is $22,358 of fees earned by BFPM for the six months ended June 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash and cash equivalents of $321,906 as compared with $243,644 at March 31, 1996. The increase is attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.
These increases are offset by net cash used for operations.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1996 , the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1996.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1996 resulted in a net loss of $1,198,445 and $2,306,761 as compared to net losses of $1,142,234 and $2,274,141 for the same period in 1995. These results reflect the Partnership's stabilized operations during these comparable periods.

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

Historic New Center, a property located in Detroit, Michigan, had previously been operating at a deficit as occupancy had been affected by the downturn in the local economy. In August 1994, an affiliate of the Managing General Partner assumed property management responsibilities. The property has recently reached breakeven operations and continues to focus on stabilizing the tenancy and collecting delinquent rental payments.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 1996               BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. V

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