Form 10-Q
period 1996-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1997-02-11
CIK 852953

February 12, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q Edgar for Quarter Ended December 31, 1996 File No. 0-19706


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller





QH5-10Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1996
                               ----------------------------------------------

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to

For Quarter Ended     December 31, 1996     Commission file number   0-19706
                  ---------------------------------
              Boston  Financial Qualified Housing Tax Credits L.P. V
                (Exact name of registrant as specified in its charter)


Massachusetts                                               04-3054464
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


101 Arch Street, Boston, MA                                 02110-1106
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                   ------------------------

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------

Item 1.   Financial Statements

          Balance Sheets - December 31, 1996 (Unaudited) and
              March 31, 1996                                                1

          Statements of Operations (Unaudited) - For the Three and
              Nine Months Ended December 31, 1996 and 1995                  2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31,
              1996                                                          3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 1996 and 1995                       4

          Notes to Financial Statements (Unaudited)                         5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

PART II - OTHER INFORMATION

Items 1-6                                                                   9

SIGNATURE                                                                   10

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)




                                 BALANCE SHEETS


                                                                   December 31,               March 31,
                                                                       1996                     1996
                                                                    (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                     $        501,380         $       243,644
   Other current assets                                                    22,263                  25,408
                                                                 ----------------         ---------------
     Total current assets                                                 523,643                 269,052

Investments in Local Limited Partnerships (Note 2)                     31,742,802              34,878,562
Marketable securities, at fair value (Note 1)                           2,789,137               3,099,255
                                                                 ----------------         ---------------

     Total Assets                                                $     35,055,582         $    38,246,869
                                                                 ================         ===============

Liabilities and Partners' Equity (Deficiency)

Current liabilities:
   Accounts payable to affiliates                                $        114,572         $        71,527
   Accounts payable and accrued expenses                                   55,848                  67,883
                                                                 ----------------         ---------------
     Total current liabilities                                            170,420                 139,410
                                                                 ----------------         ---------------

Other liabilities:
   Deferred revenue (Note 3)                                              171,216                 179,318
                                                                 ----------------         ---------------

General, Initial and Investor Limited Partners' Equity                 34,738,065              37,953,300
Net unrealized losses on marketable securities                            (24,119)                (25,159)
                                                                 ----------------         ---------------
     Total Partners' Equity                                            34,713,946              37,928,141
                                                                 ----------------         ---------------
     Total Liabilities and Partners' Equity                      $     35,055,582         $    38,246,869
                                                                 ================         ===============

The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
             For the Three and Nine Months Ended December 31, 1996 and 1995

                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          1996                 1995                   1996               1995
                                      -------------        -------------          ------------      ---------

Revenues:
  Investment                          $      21,135        $      40,791          $    117,969      $    127,843
  Other                                     (15,015)              23,650                (6,089)           54,400
                                      -------------        -------------          ------------      ------------
       Total Revenue                          6,120               64,441               111,880           182,243
                                      -------------        -------------          ------------      ------------


Expenses:
  Asset management fees,
    related party                            57,286               55,889               171,858           167,667
  General and administrative
   (includes reimbursements
   to affiliates in the amounts
   of $80,029 and $72,480 in 1996
   and 1995, respectively)                   42,468               50,948               171,832           162,057
  Amortization                                7,018                7,622                22,198            22,886
                                      -------------        -------------          ------------      ------------
       Total Expenses                       106,772              114,459               365,888           352,610
                                      -------------        -------------          ------------      ------------

Loss before equity in
  losses of Local Limited
  Partnerships                             (100,652)             (50,018)             (254,008)         (170,367)

Equity in losses of Local
  Limited Partnerships                     (807,822)          (1,038,962)           (2,961,227)       (3,192,754)
                                      -------------        -------------          ------------      ------------

Net Loss                              $    (908,474)       $  (1,088,980)         $ (3,215,235)     $ (3,363,121)
                                      =============        =============          =============     ============

Net Loss allocated:
  To General Partners                 $      (9,084)       $     (10,890)         $    (32,152)     $    (33,631)
  To Limited Partners                      (899,390)          (1,078,090)           (3,183,083)       (3,329,490)
                                      -------------        -------------          ------------      ------------
                                      $    (908,474)       $  (1,088,980)         $ (3,215,235)     $ (3,363,121)
                                      =============        =============          ============      ============
Net Loss per Limited Partnership
   Unit (68,929 Units)                $      (13.05)       $      (15.64)         $     (46.18)     $      (48.30)
                                      =============        =============          ============      =============

The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                      For the Nine Months December 31, 1996


                                                  Initial         Investor             Net
                                  General         Limited          Limited         Unrealized
                                 Partners        Partners         Partners           Losses             Total

Balance at March 31, 1996      $  (212,573)       $5,000        $ 38,160,873        $ (25,159)     $  37,928,141

Net change in net unrealized
   losses on marketable
   securities available for sale         -             -                   -            1,040              1,040

Net Loss                           (32,152)            -          (3,183,083)               -         (3,215,235)
                               -----------        ------        ------------        ---------      -------------

Balance at
   December 31, 1996           $  (244,725)       $5,000        $ 34,977,790        $ (24,119)     $  34,713,946
                               ===========        ======        ============        =========      =============

The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1996 and 1995



                                                                                   1996                 1995
                                                                             ---------------       ---------

Net cash used for operating activities                                        $   (231,987)         $    (5,878)
                                                                              -------------         -----------

Cash flows from investing activities:
  Investments in Local Limited Partnerships                                              -             (213,500)
  Purchases of marketable securities                                              (455,427)          (2,462,314)
  Proceeds from sales and maturities of marketable securities                      792,815            2,584,643
  Cash distributions received from Local
    Limited Partnerships                                                           152,335              142,018
                                                                              ------------          -----------
     Net cash provided by investing activities                                     489,723               50,847
                                                                              ------------          -----------

Net increase in cash and cash equivalents                                          257,736               44,969

Cash and cash equivalents, beginning of period                                     243,644               72,535
                                                                              ------------          -----------

Cash and cash equivalents, end of period                                      $    501,380          $   117,504
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


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses           Value

Debt securities issued by the US
   Treasury                                  $ 2,547,123        $  1,945         $ (29,899)      $ 2,519,169

Mortgage backed securities                       266,133           3,835                 -           269,968
                                             -----------        --------         ---------       -----------

Marketable securities at
   December 31, 1996                         $ 2,813,256        $  5,780         $ (29,899)      $ 2,789,137
                                             ===========        ========         =========       ===========


Debt securities issued by the US
   Treasury and other US
   government corporations and agencies      $ 2,941,472        $  3,462         $ (31,743)      $ 2,913,191

Mortgage backed securities                       139,230           3,428                 -           142,658

Other debt securities                             43,712               -              (306)           43,406
                                             -----------        --------         ---------       -----------

Marketable securities at March 31, 1996      $ 3,124,414        $  6,890         $ (32,049)      $ 3,099,255
                                             ===========        ========         =========       ===========

The contractual maturities at December 31, 1996 are as follows:

                                                                                              Fair
                                                                            Cost                Value

Due in one year or less                                                  $   396,973         $   396,200
Due in one year to five years                                              2,150,150           2,122,969
Mortgage backed securities                                                   266,133             269,968
                                                                         -----------         -----------
                                                                         $ 2,813,256         $ 2,789,137
                                                                         ===========         ===========

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)


                    Notes to Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $793,000 and $2,585,000 for the nine months ended December 31, 1996 and 1995. Included in investment income are gross gains of $27,176 and $13,194 and gross losses of $946 and $12,177 which were realized on these sales during the nine months ended December 31, 1996 and 1995, respectively.


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


The following is a summary of Investments in Local Limited Partnerships at December 31, 1996 (Unaudited):

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                                $  55,520,042

Cumulative equity in losses of Local Limited Partnerships                                        (24,058,295)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (610,568)

Investments in Local Limited Partnerships
   before adjustment                                                                              30,851,179

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,039,751

    Accumulated amortization of acquisition
      fees and expenses                                                                             (148,128)

Investments in Local Limited Partnerships                                                      $  31,742,802
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

                             (A Limited Partnership)


                    Notes to Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - as of September 30, 1996  (Unaudited)

Assets:
   Investment property, net                                                                    $  120,557,035
   Current assets                                                                                   3,290,051
   Other assets                                                                                     6,120,823
                                                                                               --------------
       Total Assets                                                                            $  129,967,909
                                                                                               ==============

Liabilities and Partners' Equity:
   Current liabilities                                                                         $    7,671,371
   Long-term debt                                                                                  84,966,910
   Other liabilities                                                                                1,703,669
                                                                                               --------------
       Total Liabilities                                                                           94,341,950

Partners' Equity                                                                                   35,625,959
                                                                                               --------------
   Total Liabilities and Partners' Equity                                                      $  129,967,909
                                                                                               ==============

Summarized Income Statements - for the
nine months ended September 30, 1996  (Unaudited)

Rental and other income:                                                                       $   10,958,084
                                                                                               --------------

Expenses:
   Operating                                                                                        5,305,180
   Interest                                                                                         4,941,548
   Depreciation and amortization                                                                    3,738,871
                                                                                               --------------
       Total Expenses                                                                              13,985,599

       Net Loss                                                                                $   (3,027,515)
                                                                                               ==============

Partnership's share of Net Loss                                                                $   (2,961,227)
                                                                                               ==============
Other Partners' share of Net Loss                                                              $      (66,288)
                                                                                               ==============


3.   Deferred Revenue

Under the terms of a Local Limited Partnership Agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of a Local Limited Partnership. Since the funds were not needed, the Local Limited Partnership Agreement allows that the established Supplemental Reserve along with the interest earned, are available to pay the Partnership its annual priority distribution. As of December 31, 1996, $55,000 has been released to the Partnership. The balance of the Supplemental Reserve is included in cash and cash equivalents.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash and cash equivalents of $501,380 as compared with $243,644 at March 31, 1996. The increase is attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.
These increases are offset by net cash used for operations.

Approximately $2,735,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1996 , the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1996.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1996 resulted in a net loss of $908,474 and $3,215,235 as compared to net losses of $1,088,980 and $3,363,121 for the same periods in 1995. The decrease in net losses is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, offset by a decrease in revenue. The decrease in equity in losses of Local Limited Partnerships is due to improved operations which has resulted from an increase in occupancy and rental revenue of certain Local Limited Partnships. The decrease in revenue is due to reclassification of a prior year distribution which decreased investments in Local Limited Partnerships.

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

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 1997                   BOSTON FINANCIAL QUALIFIED HOUSING
                                            TAX CREDITS L.P. V

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