Form 10-K
period 1997-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1997-06-30
CIK 852953

June 27, 1997




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-K for the Year Ended March 31, 1997 Commission File Number 0-19706


Dear Sir / Madam:

Pursuant to the requirements rule 901 (d) of Regulation S-T, enclosed is one copy of subject report.

Very truly yours,





/s/Veronica Curioso
Veronica Curioso
Assistant Controller



QH510K-K

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
For the fiscal year ended                              Commission file number
March 31, 1997                                         0-19706

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V (Exact name of registrant as specified in its charter)

      Massachusetts                                           04-3054464
(State of organization)                                     (I.R.S. Employer
                                                             Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                          02110-1106
(Address of Principal executive office)                          (Zip Code)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
          Title of each class                           which registered

                None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                       UNITS OF LIMITED PARTNERSHIP INTEREST
                                  (Title of Class)
                                       100,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                     $68,928,650 as of March 31, 1997

DOCUMENTS INCORPORATED BY REFERENCE:LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS
INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

                                                             Part of Report on
                                                             Form 10-K into
                                                             Which the Document
Documents incorporated by reference                          is Incorporated


Post-effective amendments No. 1 - 5 to the
Form S-11 Registration Statement, File # 33-29935            Part I, Item 1

Acquisition Reports                                          Part I, Item 1

Post-effective amendment No. 6 to the Registration
Statement on Form S-11, File # 33-29935                      Part III, Item 12

Prospectus - Sections Entitled:

     "Estimated Use of Proceeds"                             Part III, Item 13

     "Management Compensations and Fees"                     Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                        Part III, Item 13

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED MARCH 31, 1997


                               TABLE OF CONTENTS


                                                                    Page No.

PART I

     Item 1      Business                                             K-3
     Item 2      Properties                                           K-6
     Item 3      Legal Proceedings                                    K-12
     Item 4      Submission of Matters to a Vote of
                  Security Holders                                    K-12

PART II

     Item 5      Market for the Registrant's Units and
                  Related Security Holder Matters                     K-13
     Item 6      Selected Financial Data                              K-14
     Item 7      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       K-15
     Item 8      Financial Statements and Supplementary Data          K-17
     Item 9      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure              K-17

PART III

     Item 10     Directors and Executive Officers
                  of the Registrant                                   K-18
     Item 11     Management Remuneration                              K-19
     Item 12     Security Ownership of Certain Beneficial
                  Owners and Management                               K-20
     Item 13     Certain Relationships and Related Transactions       K-20

PART IV

     Item 14     Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                 K-22

SIGNATURES                                                            K-23

                                                      PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") is a Massachusetts limited partnership formed on June 16, 1989 under the laws of the State of Massachusetts. The Partnership's partnership agreement ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $68,928,650 ("Gross Proceeds"), net of discounts of $350, through the sale of 68,929 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on August 31, 1991. No further sale of Units is expected.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

Table A on the following page lists the Properties owned by the Local Limited Partnerships in which the Partnership has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in supplements to the Prospectus and collected in the post-effective amendments to the
Registration Statement listed in Part IV of this Report (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

                                TABLE A

                          SELECTED LOCAL LIMITED
                            PARTNERSHIP DATA

                                                                                                 Date
   Properties Owned by Local                                                                   Interest
     Limited Partnerships*                               Location                              Acquired
--------------------------------                   ----------------------                    --------------

Strathern Park/Lorne Park (1)                     Los Angeles, CA                             07/05/90
Maiden Choice                                     Catonsville, MD                             08/17/90
Cedar Lane I                                      London, KY                                  09/10/90
Silver Creek II                                   Berea, KY                                   08/15/90
Rosecliff                                         Sanford, FL                                 09/18/90
Brookwood                                         Ypsilanti, MI                               10/01/90
Oaks of Dunlop                                    Colonial Heights, VA                        01/01/91
Water Oak                                         Orange City, FL                             01/01/91
Yester Oaks                                       Lafayette, GA                               01/01/91
Ocean View                                        Fernandina Beach, FL                        01/01/91
Wheeler House                                     Nashua, NH                                  01/01/91
Archer Village                                    Archer, FL                                  01/01/91
Timothy House                                     Towson, MD                                  03/05/91
Westover Station                                  Newport News, VA                            03/30/91
Carib Villas III                                  St. Croix, VI                               03/21/91
Carib Villas II                                   St. Croix, VI                               03/01/91
Whispering Trace                                  Woodstock, GA                               05/01/91
Historic New Center                               Detroit, MI                                 06/27/91
Huguenot Park                                     New Paltz, NY                               06/26/91
Hillwood Pointe                                   Jacksonville, FL                            07/19/91
Pinewood Pointe                                   Jacksonville, FL                            07/31/91
Westgate                                          Bismark, ND                                 07/25/91
Woodlake Hills                                    Pontiac, MI                                 08/01/91
Bixel House                                       Los Angeles, CA                             07/31/91
Harmony                                           North Hollywood, CA                         07/31/91
Schumaker Place                                   Salisbury, MD                               09/20/91
Circle Terrace                                    Lansdowne, MD                               12/06/91

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is approximately 99% except for a 95% interest in Strathern Park/Lorne Park Apartments and an 88.6% interest in Huguenot Park. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(1) On January 1, 1994, Lorne Park merged into Strathern Park in a business combination accounted for as a pooling of interests. Lorne Park's total assets, liabilities, and partners' equity were combined with Strathern Park at their existing book value, and neither partnership recognized a gain or loss on the merger.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1997, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited Partnerships: (i) Timothy House and Maidens Choice, representing 10.05%, have Shelter Development Corp. as Local General Partner; (ii) Hillwood Pointe, Pinewood Pointe and Whispering Trace, representing 11.89%, have Flournoy Development Co. as Local General Partner; (iii) Silver Creek and Cedar Lane, representing .87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak, Yester Oaks and Ocean View representing 1.71%, have Seals & Associates, Inc. & E. Lamar Seals as Local General Partners; (v) Bixel House and Harmony Apartments, representing 7.05%, have Julian Weinstock Construction Co., Inc. as Local General Partner; (vi) Carib Villas II and Carib Villas III, representing 1.21%, have First Centrum Corp. as Local General Partner (BF Lansing Limited Partnership, an affiliate of the Managing General Partner, became the Administrative General Partner in Carib Villas II and Carib Villas III on January 31, 1993). The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

The Properties owned by the Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and local conditions, such as competitive over-building, or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, and difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street V, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street V Limited Partnership. To economize on direct and indirect payroll costs, the Partnership, which does not have any employees, reimburses The Boston Financial Group Limited Partnership, an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-seven Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, where the Partnership's ownership interest is 95%, and Huguenot Park which is 88.6%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the "Compliance Period". Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; and iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.




                                                       Capital Contributions
                                                                        Total           Paid          Mortgage loans      Occupancy
Local Limited Partnership             Number       Committed at       through         payable at           Type               at
Property Name                           of           March 31,        March 31,      December 31,           of            March 31,
Property Location                   Apt. Units         1997             1997            1996            Subsidy*            1997
--------------------------------   ------------    -------------  ---------------  ---------------     -------------    -----------

Strathern Park/Lorne Park, a
California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                       241         $8,418,667          $8,418,667      $17,552,451          None               100%

Maiden Choice Limited
 Partnership
ParkCaton
Catonsville, MD                       101          2,513,300           2,513,300        4,050,000          None               100%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                             36            288,587             288,587        1,122,677          None               100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                              24            193,278             193,278          771,586          None               100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                           168          3,604,720           3,604,720        5,617,392          None                90%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                          81          2,373,295           2,373,295        3,042,439          None                95%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                        40            293,519             293,519        1,260,655          None               100%




                                                       Capital Contributions
                                                                        Total           Paid          Mortgage loans     Occupancy
Local Limited Partnership           Number        Committed at         through       payable at           Type               at
Property Name                         of           March 31,         March 31,      December 31,           of            March 31,
Property Location                 Apt. Units          1997              1997            1996            Subsidy*            1997
-----------------------------    -------------   ----------------  -------------    --------------     -------------    ------------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                        44             319,254              319,254     1,291,670         FmHA                88%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL                 42             334,177              334,177     1,371,628         None               100%

Burbank Limited Partnership I
Wheeler House
Nashua, NH                           17             300,531              300,531       713,772         Section 8          100%

Archer Village, Ltd.
Archer Village
Archer, FL                           24             171,380              171,380       711,860         FmHA                95%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA                144           2,791,280            2,791,280     4,453,719         None                99%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                          112           3,064,250            3,064,250     2,572,215         None               100%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                    108           1,972,947            1,972,947     2,674,741         None                94%




                                                     Capital Contributions
                                                        Total             Paid          Mortgage loans                     Occupancy
Local Limited Partnership            Number          Committed at        through          payable at        Type               at
Property Name                         of               March 31,         March 31,       December 31,         of           March 31,
Property Location                 Apt. Units            1997              1997              1996           Subsidy*          1997
-------------------------------  --------------      -------------    -------------   ----------------   -------------   -----------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                        24              322,260             322,260         1,489,054         FmHA              92%

St. Croix II Limited Partnership
Carib II
St. Croix, VI                        20              347,680             347,680         1,407,642         FmHA              85%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                        40            1,093,330           1,093,330         1,408,471         None              95%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                         104            2,899,000           2,899,000         3,519,360         Section 8         90%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                        24              982,358             982,358         1,400,000         None             100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL                    100            2,356,133           2,356,133         2,993,869         None              97%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL                    136            3,153,173           3,153,173         4,053,614         None              99%





                                                     Capital Contributions
                                                  Total               Paid          Mortgage loans                      Occupancy
Local Limited Partnership         Number       Committed at          through         payable at           Type               at
Property Name                       of           March 31,          March 31,       December 31,           of            March 31,
Property Location                Apt. Units        1997                1997             1996           Subsidy*           1997
------------------------------  ------------   -------------    ---------------    ---------------   -------------   --------------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                          60            935,893           935,893          1,389,836         None                95%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                         144          4,154,670         4,154,670          3,875,742         None                94%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                      76            710,677           710,677          1,442,282         Section 8           96%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA                  65          3,203,996         3,203,996          3,124,470        None                 95%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                        96          2,910,453         2,910,453          2,941,443        None                 92%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                       303          5,811,234         5,811,234          9,962,770       Section 8             98%
                                  -------      ------------       ------------      -------------
                                   2,374      $55,520,042        $55,520,042        $86,215,358
                                  =======      ============       ============      =============

* FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide
                  1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

   Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

                  (1)On January 1, 1994, Lorne Park merged into Strathern Park in a business combination accounted for as a pooling of interests. Lorne Park's total assets, liabilities and partners' equity were combined with Strathern Park at their existing book value, and neither partnership recognized a gain or loss on the merger. The combined Partnerships constructed a 241 Unit apartment project (Lorne Park: 72 Units, Strathern
                  Park: 169 Units) for tenants whose income is very low to moderate.

Two Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. The first is Strathern Park/Lorne Park, a California Limited Partnership. Strathern Park/Lorne Park, representing 15.16% of the total original investment in Local Limited Partnerships is a 241-unit apartment complex located in Los Angeles, California.

Strathern Park/Lorne Park is financed by a combination of private and public sources, including a first mortgage at 9.41% interest and 30 year term with California Community Reinvestment Corporation, a consortium of private lenders. Secondary financing has a term of 40 years and is provided by the Community Redevelopment Agency of the City of Los Angeles and a U.S. Housing and Urban Development Action Grant, with payments made from the residual receipts of the project.

The other Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Circle Terrace Associates Limited Partnership. Circle Terrace, representing 10.47% of the total original investment in Local Limited Partnerships, is a substantially renovated 303-unit apartment complex located in Lansdowne, Maryland with 23 garden-style buildings and a newly-constructed community building.

All of the units at Circle Terrace benefit from Section 8 Loan Management Set Aside Program. Additionally, Circle Terrace assumed a HUD Section 236 mortgage and from financing by Crestar of Richmond Virginia, Inc. and by Maryland's Department of Housing and Community Rental Housing Program. The Property also has a loan financed by Baltimore County's Community Development Block Grant program and it received weatherization funds from the U.S.
Department of Energy.

The duration of the leases for occupancy in the Properties described above are six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of this Report.


Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, is involved in certain litigation with an entity formerly affiliated with this Partnership and its previous local general partner. It is possible that the Partnership will be named as a defendant in this litigation. It does not currently appear that this matter presents a material risk to the Partnership. However, in the opinion of management, there is currently a remote possibility that this litigation could ultimately result in a loss of this property and its tax credits. The Partnership will vigorously pursue its legal rights if this becomes a material risk in the future. The Partnership has retained counsel to represent its interest in this matter.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                         PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Partnership. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Partnership.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 1997, there were 3,753 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 1997, 1996 and 1995. In the Partnership's early years, cash available for distribution was derived from the interest earned on the temporary investment of funds held by the Partnership prior to paying capital contributions to Local Limited Partnerships. All cash distributions made to date have constituted a return of capital for generally accepted accounting principles.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.


                                             March 31,       March 31,       March 31,       March 31,        March 31,
                                               1997            1996            1995             1994            1993
                                            ------------    ------------    ------------    -------------    ------------

Revenue                                   $    204,683     $    224,012    $    171,863     $    232,489   $     509,911
Equity in losses of Local Limited
     Partnerships                          (4,044,413)      (4,695,617)     (4,747,136)      (4,698,334)     (4,658,311)
Net loss                                   (4,337,761)      (4,952,448)     (5,110,677)      (4,982,538)     (4,714,671)
     Per Limited Partnership Unit (A)          (62.30)          (71.13)         (73.40)          (71.56)         (67.71)
Cash, cash equivalents and
     marketable securities                   3,289,694        3,342,899       3,269,031        3,605,476       6,249,982
Investment in Local Limited
     Partnerships, at original cost         56,559,793       56,559,793      56,346,293       56,226,293      53,834,379
Total assets (B)                            33,871,495       38,246,869      42,985,386       48,069,381      53,134,553
Cash Distributions                                   -                -               -                -               -
Other data:
Passive loss (C)                           (5,154,301)      (5,187,774)     (5,204,384)      (5,177,324)     (5,616,384)
     Per Limited Partnership Unit (A,C)        (74.03)          (74.51)         (74.75)          (74.36)         (80.67)
Portfolio income (C)                           281,707          350,417         233,083          379,338       1,154,692
     Per Limited Partnership Unit (A,C)           4.05             5.03            3.35             5.45           16.58
Low-Income Housing Tax Credit (C)           10,512,996       10,506,229      10,519,636       10,447,764       8,528,518
     Per Limited Partnership Unit (A,C)         150.99           150.90          151.09           150.06          122.49
Local Limited Partnership interests
     owned at end of period (D)                     27               27              27               28              28


(A) Per Limited Partnership Unit data is based upon 68,929 outstanding Units.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Partnership for income tax purposes.

(D) On January 1, 1994, Strathern Park and Lorne Park merged.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents of $449,567, compared with $243,644 at March 31, 1996. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations and purchases of marketable securities.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the year ended March 31, 1997. In prior years, cash available for distribution was derived from the interest earned on the temporary investment of the Partnership's funds, at money market rates, prior to the funds being contributed to the Partnership's Local Limited Partnership investments. Based on the results of 1996 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.


Results of Operations

1997 versus 1996

The Partnership's results of operations for the year ended March 31, 1997 resulted in a net loss of $4,337,761 as compared to a net loss of $4,952,448 for the same period in 1996. This improved net loss position is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in investment revenue, offset by a decrease in other revenue. The decrease in equity in losses of Local Limited Partnerships is due to rental subsidy receipts in 1996 which were reserved for in the prior year. Investment revenue increased because of improved returns earned on investments in securities during fiscal year 1997.

1996 versus 1995

The Partnership's results of operations for the year ended March 31, 1996 resulted in a net loss of $4,952,448 as compared to a net loss of $5,110,677 for the same period in 1995. This improved net loss position is primarily attributable to lower general and administrative expenses and an increase in investment and other revenue. General and administrative expenses decreased primarily because of a decrease in investor reporting expenses. Investment and other revenue increased because of improved returns earned on investments in securities during fiscal year 1996.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership adopted the new standard for its year ending March 31, 1997, however, it had no significant effect on its financial position or results of operations.

Low-Income Housing Tax Credits

The 1996, 1995 and 1994 Tax Credits per Unit were $150.99,  $150.90 and $151.09, respectively. The Tax Credit per Limited Partnership Unit stabilized in 1993 at approximately $151.00 per Unit. The credits are expected to remain stable through the year 2000 and then they are expected to decrease as certain properties reach the end of the ten year credit period.


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

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the years ended March 31, 1997, 1996 and 1995.

Since some of the properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission of rent increases. In addition, any Tax Credits allocated to investors with respect to a property are subject to recapture to the extent that the property or any portion thereof ceases to qualify for the Tax Credits.

Certain of the properties in which the Partnership invests may be located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such properties. Nevertheless, management believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 1995, the firm of Arthur Andersen LLP was dismissed as the principal accountant to audit the registrant's financial statements. The report on the financial statements of the registrant by Arthur Andersen LLP for the year ending March 31, 1995 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the General Partner of the registrant.

During the year ending March 31, 1995 and for the subsequent interim period, April 1, 1995 through November 10, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The firm of Coopers & Lybrand L.L.P. has been engaged as principal accountant to audit the registrant's financial statements.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street V, Inc., a Massachusetts Corporation (the "Managing General Partner" or "Arch Street, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned from his position on June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996.

The Managing General Partner was incorporated in June 1989. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner, and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                               Position

Georgia Murray                         Managing Director, Treasurer and
                                         Chief Financial Officer
Fred N. Pratt, Jr.                     Managing Director
William E. Haynsworth                  Managing Director, Vice President and
                                         Chief Operating Officer
Paul F. Coughlan                       Vice President
Peter G. Fallon, Jr.                   Vice President
Randolph G. Hawthorne                  Vice President
A. Harold Howell                       Vice President

The other General Partner of the Partnership is Arch Street V Limited Partnership, a Massachusetts limited partnership ("Arch Street L.P.") that was organized in June 1989. Arch Street, Inc. is the managing general partner of Arch Street L.P.. The individual general partners of Arch Street L.P.
are Messrs. Pratt and Hawthorne.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 13 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray is a member of the Senior Leadership Team and Board of Directors and leads the Property Management division. Previously, she led the company's Institutional Tax Credit Team and managed Boston Financial's Investment Real Estate and Asset Management divisions. Ms. Murray currently serves as Director of Atlantic Bank and Trust Co., President of the Institute for Multi-Family Housing, Director of the Investment Program Association and member of the Direct Investment Committee of the Securities Industry Association. Previously, she served as the Industry Advisor to the Management Policy Review Committee of the Massachusetts Housing Finance Agency and as a commissioner of the Boston Public Facilities Department.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of Directors of the General Partner of Boston Financial.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 53, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President in the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 58, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President and a member of the Investment Real Estate Division with responsibility for the marketing of the firm's Institutional Tax Credit product.

Randolph G. Hawthorne, age 47, is a graduate of Massachusetts Institute of Technology (B.S. , 1971) and Harvard Graduate School of Business (M.B.A., 1973). He joined Boston Financial in 1973 and has served as Treasurer and managed the firm's Investment Real Estate division. He is a Senior Vice President serving on the Investment Acquisitions Team with 22 years of experience in property acquisitions. Mr. Hawthorne has primary responsibility for structuring real estate investments and developing new business opportunities. He is a member of the Investment Committee. He is Chairman of the National Multi Housing Council, a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. A speaker at industry conferences, he is also on the Editorial Advisory Board of the Tax Credit Advisor.

A. Harold Howell, age 56, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time he has been active in the overall administration of Boston Financial and its affiliates, but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two year sabbatical from Boston Financial as a Visiting
Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded International M.B.A. Program in Barcelona, Spain. While there, he taught courses in business strategy and real estate finance.


Item 11.  Management Remuneration

Neither the directors or officers of Arch Street, Inc., nor the partners of Arch Street L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Units.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 1997. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1997, Arch Street L.P. owns five (unregistered) Units not included in the 68,929 Units sold to the public. Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

Except as described in the preceding paragraph, neither Arch Street, Inc., Arch Street L.P., Boston Financial, or any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership if it is still a limited partner at the time of such a transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1997 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information required under this item is contained in Note 5 to the financial statements presented as a separate section of this Report. The affiliates of the Managing General Partner which have received fee payments and expense reimbursements from the Partnership are as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,984 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,049 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The
Partnership was required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. Total organization and offering expenses exclusive of selling commissions did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1997.


Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 7% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the gross offering proceeds. As of March 31, 1997, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 1997 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1997.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of .343% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the three years ended March 31, 1997 are as follows:

                                                                 1997            1996             1995
                                                              ------------    ------------    ------------

     Asset Management Fees                                 $    231,035    $    224,953    $    219,149


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1997 are as follows:

                                                                 1997            1996             1995
                                                              ------------    ------------    ------------

   Salaries and benefits expense reimbursements            $    117,763    $    115,696    $    116,177


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street V, Inc. and Arch Street V Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were paid to the General Partners in each of the three years ended March 31, 1997.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' report relating thereto, are submitted as a separate section of this Report. See Index on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
(28)(1) of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended March 31, 1997.

(a)(3)(c)  Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

    27.  Financial Data Schedule

    28.  Additional Exhibits

         (a)   28.1 Reports of Other Independent Auditors

         (b)   Audited financial statements of
               Local Limited Partnership

               Strathern Park/Lorne Park

(a)(3)(d)  None.

                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street V, Inc.
           its Managing General Partner



     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Fred N. Pratt, Jr.                                   Date:
           Fred N Pratt, Jr.,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                           (A Limited Partnership)

                         Annual Report on Form 10-K
                      For The Year Ended March 31, 1997
                                  Index



                                                                        Page No.

Reports of Independent Accountants
    For the years ended March 31, 1997 and 1996                            F-2
    For the year ended March 31, 1995                                      F-3

Financial Statements

    Balance Sheets - March 31, 1997 and 1996                               F-4

    Statements of Operations - Years Ended March 31, 1997,
     1996 and 1995                                                         F-5

    Statements of Changes in Partners' Equity (Deficiency) -
     Years Ended March 31, 1997, 1996 and 1995                             F-6

    Statements of Cash Flows - Years Ended March 31, 1997,
     1996 and 1995                                                         F-7

    Notes to the Financial Statements                                      F-8

Financial Statement Schedule

    Schedule III - Real Estate and Accumulated Depreciation                F-16


See also Index to Exhibits on Page K-22 for the financial statement of the Local Limited Partnership included as a separate exhibit in this Annual Report on Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Qualified Housing Tax Credits L.P. V:

We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for the years ended March 31, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements, and the financial statement schedule based on our audits. As of March 31, 1997 and 1996, 83% and 87%, respectively, of total assets, and for the years ended March 31, 1997 and 1996, 100% of equity in losses of the Local Limited Partnerships, reflected in the financial statements of the Partnership, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position Boston Financial Qualified Housing Tax Credits L.P. V, as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 20, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Qualified Housing Tax Credits L.P. V:

We have audited the accompanying statements of operations, changes in partners' equity (deficiency) and cash flows of Boston Financial Qualified Housing Tax Credits L.P. V (A Limited Partnership) for the year ended March 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain of the Local Limited Partnerships for the year ended March 31, 1995, the investments in which are recorded using the equity method of accounting (see Note 2). The equity in the losses of these partnerships represents 97% of the equity in the loss of the Local Limited Partnerships for the year ended March 31, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Boston Financial Qualified Housing Tax Credits L.P. V, for the year ended March 31, 1995, in conformity with generally accepted accounting principles.






Arthur Andersen LLP
Boston, Massachusetts
June 16, 1995

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)




                                    BALANCE SHEETS

                               March 31, 1997 and 1996

                                                                       1997                    1996
                                                                 ---------------          ---------
Assets

Cash and cash equivalents                                        $       449,567         $       243,644
Investments in Local Limited Partnerships (Note 4)                    30,531,768              34,878,562
Marketable securities, at fair value (Notes 1 and 3)                   2,840,127               3,099,255
Other assets                                                              50,033                  25,408
                                                                 ---------------         ---------------
   Total Assets                                                  $    33,871,495         $    38,246,869
                                                                 ===============         ===============

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                           $        88,227         $        71,527
Accounts payable and accrued expenses                                     35,692                  67,883
Deferred revenue (Note 6)                                                174,357                 179,318
                                                                 ---------------         ---------------
   Total Liabilities                                                     298,276                 318,728
                                                                 ---------------         ---------------

General, Initial and Investor Limited Partners' Equity                33,615,539              37,953,300
Net unrealized losses on marketable securities                           (42,320)                (25,159)
                                                                 ---------------         ---------------
     Total Partners' Equity                                           33,573,219              37,928,141
                                                                 ---------------         ---------------
     Total Liabilities and Partners' Equity                      $    33,871,495         $    38,246,869
                                                                 ===============         ===============


The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)

                                STATEMENTS OF OPERATIONS

                 For the Years Ended March 31, 1997, 1996 and 1995

                                                         1997              1996                 1995
                                                    ------------        ------------        --------
Revenue:
   Investment (Note 3)                              $    191,349        $    146,575        $    109,711
   Other                                                  13,334              77,437              62,152
                                                    ------------        ------------        ------------
     Total Revenue                                       204,683             224,012             171,863
                                                    ------------        ------------        ------------

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $117,763, $115,696
     and $116,177) (Note 5)                              237,545             225,369             275,733
   Asset management fee, related party (Note 5)          231,035             224,953             219,149
   Amortization                                           29,451              30,521              40,522
                                                    ------------        ------------        ------------
     Total Expenses                                      498,031             480,843             535,404
                                                    ------------        ------------        ------------

Loss before equity in losses
   of Local Limited Partnerships                        (293,348)           (256,831)           (363,541)

Equity in losses of Local Limited
   Partnerships (Note 4)                              (4,044,413)         (4,695,617)         (4,747,136)
                                                    ------------        ------------        ------------

Net Loss                                            $ (4,337,761)       $ (4,952,448)        $(5,110,677)
                                                    ============        ============         ===========

Net Loss allocated:
   General Partners                                 $    (43,378)       $    (49,524)       $    (51,107)
   Limited Partners                                   (4,294,383)         (4,902,924)         (5,059,570)
                                                    ------------        ------------        ------------
                                                    $ (4,337,761)        $(4,952,448)        $(5,110,677)
                                                    ============         ===========         ===========

Net Loss per Limited Partnership
   Unit (68,929 Units)                              $    (62.30)        $    (71.13)        $    (73.40)
                                                    ===========         ===========         ===========


The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                     For the Years Ended March 31, 1997, 1996 and 1995

                                                                                       Net
                                                    Initial         Investor       Unrealized
                                    General         Limited          Limited          Gains
                                    Partners       Partners         Partners        (Losses)           Total

Balance at March 31, 1994       $   (111,942)    $      5,000    $ 48,123,367     $    (61,175)   $ 47,955,250

Net change in net unrealized
   loss on marketable securities
   available for sale                      -                -               -           (8,566)         (8,566)

Net Loss                             (51,107)               -      (5,059,570)               -      (5,110,677)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1995           (163,049)           5,000      43,063,797          (69,741)     42,836,007

Net change in net unrealized
   loss on marketable securities
   available for sale                      -                -               -           44,582          44,582

Net Loss                             (49,524)               -      (4,902,924)               -      (4,952,448)
                                ------------     ------------      ----------     ------------    ------------

Balance at March 31, 1996           (212,573)           5,000      38,160,873          (25,159)     37,928,141

Net change in net unrealized loss
   on marketable securities
   available for sale                      -                -               -          (17,161)        (17,161)

Net Loss                             (43,378)               -      (4,294,383)               -      (4,337,761)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1997       $   (255,951)    $      5,000    $ 33,866,490     $    (42,320)   $ 33,573,219
                                =============    ============    ============     ============    ============

The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                              STATEMENTS OF CASH FLOWS

                   For the Years Ended March 31, 1997, 1996 and 1995

                                                               1997              1996           1995
                                                           ------------     ------------    --------

Cash flows from operating activities:
   Net loss                                                $ (4,337,761)     $(4,952,448)    $(5,110,677)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships           4,044,413        4,695,617       4,747,136
     Amortization                                                29,451           30,521          40,522
     (Gain) loss on sale of marketable securities                (1,560)          (1,027)         39,464
     Increase  (decrease)  in cash arising from changes in operating  assets and liabilities:
       Other assets                                             (24,625)          23,217         (12,415)
       Accounts payable to affiliate                             16,700            6,016          11,091
       Accounts payable and accrued expenses                    (32,191)         (15,985)         24,157
       Deferred revenue                                          (4,961)         179,318               -
                                                           -------------    ------------    ------------
Net cash used for operating activities                         (310,534)         (34,771)       (260,722)
                                                           -------------    ------------    ------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                          -         (213,500)       (120,000)
   Purchases of marketable securities                          (755,442)      (2,462,289)     (5,707,511)
   Proceeds from sales and maturities of
     marketable securities                                      998,969        2,605,139       5,975,939
   Cash distributions received from Local Limited
     Partnerships                                               272,930          276,530          92,307
                                                           ------------     ------------    ------------
Net cash provided by investing activities                       516,457          205,880         240,735
                                                           ------------     ------------    ------------

Net increase (decrease) in cash and
   cash equivalents                                             205,923          171,109         (19,987)

Cash and cash equivalents, beginning                            243,644           72,535          92,522
                                                           ------------     ------------    ------------

Cash and cash equivalents, ending                          $    449,567     $    243,644    $     72,535
                                                           ============     ============    ============



The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V ("the Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street V, Inc., a Massachusetts corporation, which serves as the Managing General Partner and Arch Street V Limited Partnership, a Massachusetts Limited Partnership consisting of Arch Street V, Inc. and certain officers and stockholders of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of the Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

The Partnership's partnership agreement (the "Partnership Agreement") authorized the sale of up to 100,000 units of limited partnership interests ("Units") at $1,000 per Unit, adjusted for certain discounts. On August 31, 1991, the Partnership held its final investor closing. In total, the Partnership received $68,928,650 of capital contributions, net of discounts, from investors admitted as Limited Partners for 68,929 Units.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments.

Under the terms of the Partnership Agreement, the Partnership initially designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 1997, the Managing General Partner has designated approximately $2,735,000 of marketable securities as such Reserves.

2.   Significant Accounting Policies

Basis of Presentation

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. In the event that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, the distribution is recorded as revenue on the books of the Partnership in the accompanying financial statements.

Excess investment cost over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Partnership recognizes a decline in carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                    NOTES TO THE FINANCIAL STATEMENTS (Continued)

2.  Significant Accounting Policies (continued)

Basis of Presentation (continued)

estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The General Partners have decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1996, 1995 and 1994.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of short-term money market instruments with original maturities of 90 days or less at acquisition and approximate fair value.

Marketable Securities

Marketable securities consists primarily of U.S. Treasury instruments and various asset-backed investment vehicles. The Partnership's marketable securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                      NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

2.   Significant Accounting Policies (continued)

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership adopted the new standard for its year ending March 31, 1997, however, it did not have a significant effect on the financial position or results of operations.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized         Fair
                                                 Cost            Gains            Losses           Value

Debt securities issued by the US
   Treasury                                  $ 2,646,693        $    492         $ (42,951)      $ 2,604,234

Mortgage backed securities                       235,754           1,938            (1,799)          235,893

Marketable securities at March 31, 1997      $ 2,882,447        $  2,430         $ (44,750)      $ 2,840,127
                                             ===========        ========         =========       ===========

Debt securities issued by the US
   Treasury and other US
   government corporations and agencies      $ 2,941,472        $  3,462         $ (31,743)      $ 2,913,191

Mortgage backed securities                       139,230           3,428                 -           142,658

Other debt securities                             43,712               -              (306)           43,406
                                             -----------        --------         ---------       -----------

Marketable securities at March 31, 1996      $ 3,124,414        $  6,890         $ (32,049)      $ 3,099,255
                                             ===========        ========         =========       ===========

The contractual maturities at March 31, 1997 are as follows:

                                                                                                Fair
                                                                            Cost                Value

Due in one year or less                                                  $   396,974         $   395,120
Due in one year to five years                                              2,249,719           2,209,114
Mortgage backed securities                                                   235,754             235,893
                                                                         -----------         -----------
                                                                         $ 2,882,447         $ 2,840,127

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of marketable securities were approximately $999,000, $2,605,000 and $5,976,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Included in investment income are gross gains of $2,951 and gross losses of $1,391 which were realized on the sales during the year ended March 31, 1997, gross gains of $13,257 and gross losses of $12,230 which were realized on the sales during the year ended March 31, 1996 and gross gains of $8,115 and gross losses of $47,579 which were realized on the sales during the year ended March 31, 1995.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

4.   Investments in Local Limited Partnerships

The Partnership has acquired interests in twenty-seven Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Strathern Park/Lorne Park Apartments and Huguenot Park, which are 95% and 88.6%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at March 31, 1997, 1996 and 1995:


                                                              1997              1996            1995
                                                          -------------     ------------    --------

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                             $55,520,042      $55,491,515     $55,278,015

Cumulative equity in losses of Local Limited
   Partnerships (excluding unrecognized losses
    of $2,143 in 1997)                                      (25,141,481)     (21,097,068)    (16,401,451)

Cumulative cash distributions received
   from Local Limited Partnerships                             (731,163)        (458,233)       (181,703)
                                                          -------------     ------------    ------------

Investments in Local Limited Partnerships
  before adjustment                                          29,647,398       33,936,214      38,694,861

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                             1,039,751        1,068,278       1,068,278

    Accumulated amortization of acquisition
    fees and expenses                                          (155,381)        (125,930)        (95,409)
                                                          -------------     ------------    ------------

Investments in Local Limited Partnerships                   $30,531,768      $34,878,562     $39,667,730
                                                            ===========      ===========     ===========

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                       NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

4.   Investments in Local Limited Partnerships (continued)

Summarized financial information, as of December 31, 1996, 1995 and 1994 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                         1996               1995                 1994
                                                   ---------------     ---------------    -----------

Assets:
   Investment property, net                        $   119,404,292     $   124,034,671    $   128,643,459
   Current assets                                        3,109,145           3,233,198          3,657,076
   Other assets                                          5,944,574           6,000,099          5,316,718
                                                   ---------------     ---------------    ---------------
     Total Assets                                  $   128,458,011     $   133,267,968    $   137,617,253
                                                   ===============     ===============    ===============

Liabilities and Partners' Equity:
   Long-term debt                                  $    85,520,204     $    86,578,579    $    79,451,985
   Current liabilities (including current portion
     of long-term debt)                                  7,141,058           6,037,081         11,390,414
   Other liabilities                                     1,389,432           1,553,129          3,523,781
                                                   ---------------     ---------------    ---------------
     Total Liabilities                                  94,050,694          94,168,789         94,366,180

Partnership's Equity                                    29,528,552          33,857,070         38,008,462
Other Partners' Equity                                   4,878,765           5,242,109          5,242,611
                                                   ---------------     ---------------    ---------------
   Total Liabilities and Partners' Equity          $   128,458,011     $   133,267,968                  $ 137,617,253
                                                   ===============     ===============                  =============


Summarized Income Statements - for the years ended December 31,


Rental and other income:                            $   14,377,262       $  14,078,555    $    14,123,399
                                                    --------------       -------------    ---------------

Expenses:
   Operating                                            7,389,143            7,301,056         7,812,262
   Interest                                             6,159,027            6,683,070         5,973,082
   Depreciation and amortization                        4,970,595            4,896,252         5,198,572
                                                    -------------        -------------    --------------
     Total Expenses                                    18,518,765           18,880,378        18,983,916
                                                    -------------        -------------    --------------

     Net Loss                                       $  (4,141,503)       $  (4,801,823)   $   (4,860,517)
                                                    =============        =============    ==============

Partnership's share of Net Loss                     $  (4,046,556)       $  (4,695,617)   $   (4,747,136)
                                                    =============        =============    ==============

Other Partners' share of Net Loss                   $     (94,947)       $    (106,206)   $     (113,381)
                                                    =============        =============    ==============

For the year ended March 31, 1997, the Partnership has not recognized $2,143 of equity in losses of Local Limited Partnerships relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment.

The Partnership's equity as reflected by the Local Limited Partnerships of $29,528,552 differs from the Partnership's Investments in Local Limited Partnerships before adjustment of $29,647,398 principally because: a) the
Partnership has not recognized $2,143 of equity in loss of a Local Limited Partnership whose equity in losses exceeded its total investment; b) distributions made by Local Limited Partnerships during the quarter ended March 31, 1997 are not reflected in the December 31, 1996 balance sheets of the Local Limited Partnerships; and c) syndication costs charged to equity by a Local Limited Partnership are not reflected in the Partnership's investment in the Local Limited Partnership.

On March 1, 1997, the local general partner of Burbank L.P. I ("Burbank"), which owns Wheeler House, a property in which the Partnership has invested, withdrew as general partner. On this date, Boston Financial GP-1, LLC, an affiliate of the Partnership, was admitted as general partner.
As such, the Partnership and its affiliate are deemed to have control over Burbank.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of .343% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees of $231,035, $224,953 and $219,149 for the years ended March 31, 1997, 1996 and 1995, respectively, have been included in expenses. Included in accounts payable to affiliate at March 31, 1997 and 1996 are $59,177 and $57,286, respectively, of asset management fees due to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 are $117,763, $115,696 and $116,177, respectively, that the Partnership has paid or is payable as reimbursement for salaries and benefits expenses. The amounts payable for salaries and benefits at March 31, 1997 and 1996 are $29,050 and $14,241, respectively.

BF Lansing Limited Partnership ("BF Lansing"), an affiliate of the Managing General Partner, is the Administrative General Partner in two Local Limited Partnerships in which the Partnership has invested, St. Croix II, Limited Partnership ("Carib Villas II") and Christiansted Limited Partnership ("Carib Villas III"). BF Lansing's only responsibility in relation to the two Local Limited Partnerships is the selection of a management agent. BF Lansing selected Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, as the management agent for Carib Villas II and III. The management fee charged to each property is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $15,305, $11,837 and $11,986 respectively, of fees paid to LMC for the years ended December 31, 1996, 1995 and 1994.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, is the management agent for Woodlake Hills, a Local Limited Partnership in which the Partnership has invested. The management fee charged to the property is 5% of property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $37,497, $42,852 and $41,220, respectively, of fees earned by BFPM for the years ended December 31, 1996, 1995 and 1994.

LMC is also the management agent for Historic New Center, another Local Limited Partnership in which the Partnership invested. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $24,561, $21,336 and $18,852 of fees earned by LMC for the years ended December 31, 1996, 1995 and 1994.


6.   Deferred Revenue

Under the terms of a Local Limited Partnership Agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. Since the funds were not needed, the Local Limited Partnership Agreement allows that the established Supplemental Reserve along with the interest earned, are available to pay the Partnership its annual priority distribution. As of March 31, 1997, $55,000 has been released to the Partnership. The balance of the Supplemental Reserve is included in cash and cash equivalents.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                   NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

7.   Litigation


The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, is involved in certain litigation with an entity formerly affiliated with this Partnership and its previous local general partner. It is possible that the Partnership will be named as a defendant in this litigation. It does not currently appear that this matter presents a material risk to the Partnership. However, in the opinion of management, there is currently a remote possibility that this litigation could ultimately result in a loss of this property and its tax credits. The Partnership will vigorously pursue its legal rights if this becomes a material risk in the future. The Partnership has retained counsel to represent its interest in this matter.

8.   Federal Income Taxes


A reconciliation of the loss reported in the Statements of Operations for the years ended March 31, 1997, 1996 and 1995 to the loss reported for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                               1997              1996           1995
                                                           ------------     ------------    --------

Net Loss per Statement of Operations                        $(4,337,761)     $(4,952,448)    $(5,110,677)

Adjustment for equity in losses of Local Limited
   Partnerships for financial reporting purposes
   over (under) equity in losses for tax purposes              (557,946)         115,395        (304,548)

Adjustment to reflect March 31, fiscal year-end
   to December 31, tax year-end                                 (46,742)          28,653         (50,665)

Related party expenses not paid in current year,
   not deductible for tax purposes                              114,572           55,889          54,420

Related party expenses paid in current year but
   expensed for book purposes in prior year                     (55,889)         (54,420)        (52,989)

Adjustment for accelerated amortization
   for tax purposes over amortization
   for financial reporting purposes                             (10,828)          (8,426)         (8,429)

Forgiveness of indebtedness recognized
   by a Local Limited Partnership for
   tax purposes                                                       -                -         501,587

Other                                                            22,000          (22,000)              -
                                                           ------------     ------------    ------------

Net Loss for federal income tax
   purposes                                                $ (4,872,594)    $ (4,837,357)   $ (4,971,301)
                                                           ============     ============    ============

The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1997 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                  $ 30,531,768      $29,997,313    $    534,455
Other assets                                                  3,339,727       13,071,499      (9,731,772)
Liabilities                                                     298,276          227,063          71,213


The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to (i) the cumulative equity in losses of the Local Limited Partnerships is approximately $612,000 greater for tax return purposes; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $43,000; (iii) approximately $121,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1997 are not included in the Partnership's Investments in Local Limited Partnerships for tax return purposes at December 31, 1996; and (iv) organizational and offering costs of approximately $9,499,985 that have been capitalized for tax reporting purposes, are charged to Limited Partners' equity for financial reporting purposes.

Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1997


                                                         COST AT INTEREST ACQUISITION DATE
                                                         ----------------------------------
                                                                                           NET IMPROVEMENTS
                               NUMBER        TOTAL                                            CAPITALIZED
                                 OF          ENCUM-                        BUILDING AND      SUBSEQUENT TO
         DESCRIPTION            UNITS      BRANCES *          LAND         IMPROVEMENTS       ACQUISITION

Low and Moderate
Income Apartment Complexes

Strathern Park/Lorne Park           241      $17,552,451      $4,369,500       $10,513,639       $10,993,326
  Los Angeles, CA
Maidens Choice                      101        4,050,000         807,791         2,013,769         3,391,316
  Baltimore, MD
Cedar Lane                           36        1,122,677          40,000         1,375,512            11,854
  London, KY
Silver Creek                         24          771,586          20,000           946,812                 0
  Berea, KY
Rosecliff                           168        5,617,392       1,200,000         3,304,950         4,578,797
  Orlando, FL
Brookwood                            81        3,042,439          91,470           344,580         4,519,699
  Ypsilanti Township, MI
Water Oak                            40        1,260,655          98,058         1,467,944             4,343
  Orange City, FL
Yester Oaks                          44        1,291,670          47,105         1,574,145             2,489
  Lafayette, GA
Ocean View                           42        1,371,628         112,620         1,600,421             7,347
  Ferandina Beach, FL
Wheeler House                        17          713,772          42,000         1,139,412            25,527
  Nashua, NH
Archer Village                       24          711,860          40,000           861,288            38,869
  Archer, FL
Oaks of Dunlop                      144        4,453,719         631,959         6,492,444           109,440
  Colonial Heights, VA
Timothy House                       112        2,572,215          11,638         6,344,664           396,246
  Towson, MD
Westover Station                    108        2,674,741         305,645         4,299,613             3,757
  Newport News, VA
Carib Villas III                     24        1,489,054         107,582         1,802,466             2,764
  St. Croix, VI
Carib Villas II                      20        1,407,642          57,720         1,787,528             2,764
  St. Croix, VI
Whispering Trace                     40        1,408,471         218,000         2,413,145         (486,409)
  Woodstock, GA
New Center                          104        3,519,360          79,652         3,534,776         2,930,224
  Detroit, MI
Huguenot Park                        24        1,400,000          83,000         2,088,664                 0
  New Paltz, NY
Hillwood Pointe                     100        2,993,869         454,185         5,103,711             1,459
  Jacksonville, FL
Pinewood Pointe                     136        4,053,614         555,093         6,809,808           445,908
  Jacksonville, FL
Westgate                             60        1,389,836         215,168         2,152,519            22,471
  Bismark, ND
Woodlake Hills                      144        3,875,742         233,690         6,481,250         2,386,284
  Pontiac, MI
Bixel House                          76        1,442,282         190,746         2,294,879            50,061
  Los Angeles, CA

                                                         COST AT INTEREST ACQUISITION DATE
                                                         ----------------------------------
                                                                                           NET IMPROVEMENTS
                               NUMBER        TOTAL                                            CAPITALIZED
                                 OF          ENCUM-                        BUILDING AND      SUBSEQUENT TO
         DESCRIPTION            UNITS      BRANCES *          LAND         IMPROVEMENTS       ACQUISITION

Low and Moderate
Income Apartment Complexes


Harmony                              65        3,124,470               0         7,020,696           117,826
  North Hollywood, CA
Schumaker Place                      96        2,941,443         531,776         1,627,716         3,603,531
  Salisbury, MD
Circle Terrace                      303        9,962,770               0         7,884,733         8,495,063
  Lansdown, MD
                              -------------------------------------------------------------------------------

                                  2,374      $86,215,358     $10,544,398       $93,281,084       $41,654,956
                              ===============================================================================






                            GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,              LIFE ON
                                                1996
                          --------------------------------------------------
                                                                                        WHICH
                                                                                          DEPRECIATION
                                            BUILDING AND        ACCUMULATED   DATE   IS COMPUTED    DATE
       DESCRIPTION           LAND     IMPROVEMENTS    TOTAL     DEPRECIATION BUILT     (YEARS)    ACQUIRED
       -----------           ----     ------------    -----     ------------ -----     -------    --------
Low and Moderate
Income Apartment Complexes

Strathern Park/Lorne Park  $5,889,320  $19,987,145  $25,876,465  $4,438,048   1991     various    07/05/90
  Los Angeles, CA
Maidens Choice                807,791    5,405,085    6,212,876   1,193,185   1991     various    08/17/90
  Baltimore, MD
Cedar Lane                     40,000    1,387,366    1,427,366     269,462   1991     various    09/10/90
  London, KY
Silver Creek                   20,000      946,812      966,812     189,935   1990     various    08/15/90
  Berea, KY
Rosecliff                   1,120,000    7,963,747    9,083,747   1,856,102   1991     various    09/18/90
  Orlando, FL
Brookwood                      79,178    4,876,571    4,955,749     984,488   1992     various    10/01/90
  Ypsilanti Township, MI
Water Oak                      98,058    1,472,287    1,570,345     315,058   1991     various    01/01/91
  Orange City, FL
Yester Oaks                    47,105    1,576,634    1,623,739     349,631   1991     various    01/01/91
  Lafayette, GA
Ocean View                    112,620    1,607,768    1,720,388     366,864   1991     various    01/01/91
  Ferandina Beach, FL
Wheeler House                  42,000    1,164,939    1,206,939     225,657   1991     various    01/01/91
  Nashua, NH
Archer Village                 40,000      900,157      940,157     209,079   1991     various    01/01/91
  Archer, FL
Oaks of Dunlop                631,959    6,601,884    7,233,843   1,711,138   1991     various    01/01/91
  Colonial Heights, VA
Timothy House                  11,638    6,740,910    6,752,548     883,228   1992     various    03/05/91
  Towson, MD
Westover Station              305,645    4,303,370    4,609,015     724,351   1991     various    03/30/91
  Newport News, VA
Carib Villas III              239,009    1,673,803    1,912,812     401,707   1992     various    03/21/91
  St. Croix, VI
Carib Villas II               197,195    1,650,817    1,848,012     386,389   1991     various    03/01/91
  St. Croix, VI
Whispering Trace              218,000    1,926,736    2,144,736     562,439   1990     various    05/01/91
  Woodstock, GA
New Center                     96,116    6,448,536    6,544,652   1,164,004   1992     various    06/27/91
  Detroit, MI
Huguenot Park                  83,000    2,088,664    2,171,664     435,847   1991     various    06/26/91
  New Paltz, NY
Hillwood Pointe               454,185    5,105,170    5,559,355   1,121,626   1991     various    07/19/91
  Jacksonville, FL
Pinewood Pointe               555,093    7,255,716    7,810,809   1,569,667   1991     various    07/31/91
  Jacksonville, FL
Westgate                      236,689    2,153,469    2,390,158     421,740   1991     various    07/25/91
  Bismark, ND
Woodlake Hills                187,588    8,913,636    9,101,224   1,092,535   1992     various    08/01/91
  Pontiac, MI
Bixel House                   190,746    2,344,940    2,535,686     656,472   1991     various    07/31/91
  Los Angeles, CA

                            GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                1996
                          --------------------------------------------------           LIFE ON
                                                                                        WHICH
                                                                                    DEPRECIATION
                                            BUILDING AND        ACCUMULATED   DATE   IS COMPUTED    DATE
       DESCRIPTION           LAND     IMPROVEMENTS    TOTAL     DEPRECIATION BUILT     (YEARS)    ACQUIRED
       -----------           ----     ------------    -----     ------------ -----     -------    --------

Low and Moderate
Income Apartment Complexes


Harmony                             0    7,138,522    7,138,522   1,596,510   1991     various    07/31/91
  North Hollywood, CA
Schumaker Place               536,153    5,226,870    5,763,023     581,838   1992     various    09/20/91
  Salisbury, MD
Circle Terrace              1,104,269   15,275,527   16,379,796   2,369,146   1993     various    12/06/91
  Lansdown, MD
                          --------------------------------------------------

                          $13,343,357 $132,137,081 $145,480,438 $26,076,146
                          ==================================================



(1) The aggregate cost for Federal Income Tax purposes is approximately $ 145,480,000.

                  * Mortgage  notes  payable  generally  represent  non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.



Summary of property owned and accumulated depreciation:

Property Owned December 31, 1996                               Accumulated Depreciation December 31, 1996
-----------------------------------------------------------    -------------------------------------------

Balance at beginning of                       $145,304,421     Balance at beginning of         21,269,750
period                                                         period
  Additions during period:                                       Additions during period:
     Other acquisitions              13,520                         Depreciation                4,806,396
                                                                                        ------------------
     Improvements etc.              162,497                    Balance at close of            $26,076,146
                                                               period
                              --------------                                            ==================
                                                   176,017
  Deductions during period:
     Cost of real estate sold             0
     Reclassification to                  0
intangible assets
                              --------------
                                                         0
                                            ---------------
Balance at close of period                    $145,480,438
                                            ===============


Property Owned December 31, 1995                               Accumulated Depreciation December 31, 1995
-----------------------------------------------------------    -------------------------------------------
Balance at beginning of                       $145,215,379     Balance at beginning of         16,571,920
period                                                         period
  Additions during period:                                       Additions during period:
     Other acquisitions              27,195                         Depreciation                4,697,830
                                                                                        ------------------
     Improvements etc.              131,065                    Balance at close of            $21,269,750
                                                               period
                              --------------                                            ==================
                                                   158,260
  Deductions during period:
     Cost of real estate sold      (69,218)
     Reclassification to                  0
intangible assets
                              --------------
                                                  (69,218)
                                            ---------------
Balance at close of period                    $145,304,421
                                            ===============


Property Owned December 31, 1994                               Accumulated Depreciation December 31, 1994
-----------------------------------------------------------    -------------------------------------------
Balance at beginning of                       $145,650,432     Balance at beginning of        $11,565,575
period                                                         period
  Additions during period:                                       Additions during period:
     Other acquisitions              31,594                         Depreciation                5,006,345
                                                                                        ------------------
     Improvements etc.               37,945                    Balance at close of            $16,571,920
                                                               period
                              --------------                                            ==================
                                                    69,539
  Deductions during period:
     Cost of real estate sold     (504,592)
     Reclassification to                  0
intangible assets
                              --------------
                                                 (504,592)
                                            ---------------
Balance at close of period                    $145,215,379
                                            ===============


                        Supplement No. 11 to the Prospectus
                                dated March 2, 1990

 Previously filed with the Securities and Exchange Commission on August 5, 1991.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                      Annual Report on form 10-K
                     For The Year Ended March 31, 1997
                    Reports of Independent Auditors

[Letterhead]

[LOGO]
JOHN J. LEHOTAN

To The Partners of Woodlake Hills
Limited Partnership
Detroit, Michigan

Independent Auditor's Report

I have audited the accompanying balance sheet of Woodlake Hills Limited Partnership, a Michigan limited partnership as of December 31, 1996 and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted our audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Woodlake Hills Limited Partnership as of December 31, 1996 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/John J. Lehotan
Certified Public Accountants
February 5, 1997

[Letterhead]

[LOGO]
JOHN J. LEHOTAN

To The Partners of Woodlake Hills
Limited Partnership
Detroit, Michigan

Independent Auditor's Report

I have audited the accompanying balance sheet of Woodlake Hills Limited Partnership, a Michigan limited partnership as of December 31, 1995 and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Woodlake Hills Limited Partnership as of December 31, 1995 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/John J. Lehotan
Certified Public Accountants
February 11, 1996

[Letterhead]

[LOGO]
JOHN J. LEHOTAN

To The Partners of Woodlake Hills
Limited Partnership
Detroit, Michigan

Independent Auditor's Report

I have audited the accompanying balance sheet of Woodlake Hills Limited Partnership, a Michigan limited partnership as of December 31, 1994 and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted our audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Woodlake Hills Limited Partnership as of December 31, 1994 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/John J. Lehotan
Certified Public Accountants
February 14, 1995

[Letterhead]

[LOGO]
NANAS, STERN, BIERS, NEINSTEIN AND CO.

Independent Auditors' Report

The Partners
Strathern Park
Los Angeles, California

We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Nanas, Stern, Biers, Neinstein and Co.
NANAS, STERN, BIERS, NEINSTEIN AND CO.
January 14, 1997

[Letterhead]

[LOGO]
NANAS, STERN, BIERS, NEINSTEIN AND CO.

Independent Auditors' Report

The Partners
Strathern Park
Los Angeles, California

We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 1995 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Nanas, Stern, Biers, Neinstein and Co.
NANAS, STERN, BIERS, NEINSTEIN AND CO.
January 23, 1996

[Letterhead]

[LOGO]
NANAS, STERN, BIERS, NEINSTEIN AND CO.

Independent Auditors' Report

The Partners
Strathern Park
Los Angeles, California

We have audited the accompanying balance sheet of Strathern Park (a California limited partnership) as of December 31, 1994 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Nanas, Stern, Biers, Neinstein and Co.
NANAS, STERN, BIERS, NEINSTEIN AND CO.
January 20,1995

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Maiden Choice Limited Partnership


We have audited the accompanying balance sheet of Maiden Choice Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Choice Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 6, 1997, on our consideration of Maiden Choice Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Baltimore, Maryland           Federal Employer Identification Number:
                              52-1088612
Audit Principal: William T. Riley
January 6, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Maiden Choice Limited Partnership


We have audited the accompanying balance sheet of Maiden Choice Limited Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Choice Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 trough 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 18, 1996, on our consideration of Maiden Choice Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Baltimore, Maryland               Federal Employer Identification Number:
                                    52-1088612
Audit Principal: William T. Riley, Jr.
January 18, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Maiden Choice Limited Partnership


We have audited the accompanying balance sheet of Maiden Choice Limited Partnership as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Choice Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 trough 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Reznick Fedder & Silverman
Baltimore, Maryland
January 11, 1995

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners                                         Rural Development
Cedar Lane I, Ltd.                                  London, Kentucky


We have audited the accompanying balance sheets of Cedar Lane I, Ltd., (a limited partnership) Case No. 20-063-621358072, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Lane I, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of Cedar Lane I, Lts.'s internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.


/s/Miller, Mayerm Sullivan & Stevens
Lexington, Kentucky

January 27, 1997

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners                  Rural Econmic and Community Development
Cedar Lane I, Ltd.             London, Kentucky


We have audited the accompanying balance sheets of Cedar Lane I, Ltd., (a limited partnership) Case No. 20-063-621358072, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Lane I, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1996 on our consideration of Cedar Lane I, Lts.'s internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.


/s/Miller, Mayerm Sullivan & Stevens
Lexington, Kentucky

February 1, 1996

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Silver Creek II, Ltd.


We have audited the accompanying balance sheets of Silver Creek II, Ltd., (a limited partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Silver Creek II, Ltd. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly in all material respects, in relation to the basic financial statements taken as a whole.


/s/Miller, Mayerm Sullivan & Stevens
Lexington, Kentucky

January 28, 1997

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS REPORT

To the Partners
Silver Creek II, Ltd.


We have audited the accompanying balance sheets of Silver Creek II, Ltd., (a limited partnership), as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Silver Creek II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly in all material respects, in relation to the basic financial statements taken as a whole.


/s/Miller, Mayerm Sullivan & Stevens
Lexington, Kentucky

February 2, 1996

[Letterhead]

[LOGO]
Deloitte & Touche LLP

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Tomkins/Rosecliff, Ltd.:


We have audited the accompanying balance sheet of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP


January 24, 1997

[Letterhead]

[LOGO]
Deloitte & Touche LLP

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Tomkins/Rosecliff, Ltd.:


We have audited the accompanying balance sheet of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP


February 2, 1996

[Letterhead]

[LOGO]
Deloitte & Touche LLP

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Tomkins/Rosecliff, Ltd.:


We have audited the accompanying balance sheet of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1994, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP


February 10, 1995

[Letterhead]

[LOGO]
Follmer, Rudzewicz & Co., P.C.

January 30, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookwood L.D.H.A. Limited Partnership
28388 Franklin Road
Southfield, Michigan 48034


We have audited the accompanying Balance sheet of Brookwood L.D.H.A. Limited Partnership (a Michigan limited partnership), MSHDA Development No. 832 as of December 31, 1996 and the related Statement of Profit and Loss, changes in in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Brookwood L.D.H.A. Limited Partnership, MSHDA No. 832 as of December 31, 1996, and the results of its operations, the changes in its cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Brookwood L.D.H.A. Limited Partnership, MSHDA No. 832 on pages 11 through 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1997 on our consideration of the partnership's internal control structure and a report dated January 30, 1997 on its compliance with laws and regulations.

/s/Follmer, Rudzewicz & Co., P.C.
Follmer,Rudzewicz & Co. P.C.
Certified Public Accountants
Southfield, Michigan
38-1910111

[Letterhead]

[LOGO]
Follmer, Rudzewicz & Co., P.C.

January 24, 1996

INDEPENDENT AUDITOR'S REPORT

To the Partners
Brookswood L.D.H.A. Limited Partnership
28388 Franklin Road
Southfield, Michigan 48034


We have audited the accompanying balance sheet of Brookswood L.D.H.A. Limited Partnership (a Michigan Limited Partnership), MSHDA Development No. 832, as of December 31, 1995, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Brookswood L.D.H.A. Limited Partnership at December 31, 1995 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data on pages 11 through 13 are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Follmer, Rudzewicz & Co., P.C.
Follmer,Rudzewicz & Co. P.C.
Certified Public Accountants
Southfield, Michigan
38-1910111

[Letterhead]

[LOGO]
Follmer, Rudzewicz & Co., P.C.

January 18, 1995

INDEPENDENT AUDITOR'S REPORT

To the Partners
Brookswood L.D.H.A. Limited Partnership
28388 Franklin Road
Southfield, Michigan 48034


We have audited the accompanying balance sheet of Brookswood L.D.H.A. Limited Partnership (a Michigan Limited Partnership), MSHDA Development No. 832, as of December 31, 1994, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookswood L.D.H.A. Limited Partnership at December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data on pages 10 through 12 are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Follmer, Rudzewicz & Co., P.C.
Follmer,Rudzewicz & Co. P.C.
Certified Public Accountants
Southfield, Michigan
38-1910111

[Letterhead]
              BILLIE J. BURNETT,CPA
              5 Benton Drive
              Nashua, NH 03060
              (603) 883-4230

To The Partners
Burbank Limited Partnership I

      I have audited the accompanying balance sheets of Burbank Limited Partnership I as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits, provide a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burbank Limited Partnership I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Billie J. Burnett
Billie J. Burnett

January 8, 1997

[Letterhead]

[LOGO]
Wall Einchorn & Chernitzer., P.C.
Certified Public Accountants
First Virginia Bank Towers
555 Main Street
Suite 1500
Post Office Box 3610
Norfolk, Virginia 23514
Alvin A. Wall, CPA                           Telephone (757)625-4700
Martin A. Einhorn, CPA                    Telephone (757)625-0527
Jeffrey S. Chernitzer, CPA

          INDEPENDENT AUDITORS' REPORT

To the Partners           Virginia Housing Development Authority
The Oaks of Dunlop Farms, L. P.                  601 South Belvidere Street
(A Limited Partnership)                                 Richmond, Virginia 23220
Norfolk, Virginia


We have audited the accompanying balance sheets of The Oaks of Dunlop Farms, L.P. (A. Limited Partnership), VHDA Project Number 90-0300-C, as of December 31, 1996 and 1995, and the related statements of operations , partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VHDA Project Number 90-0300-C as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

  The accompanying supplementary information (shown on pages 9 to 12) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Wall, Einhorn & Chernitzer, P.C.

Norfolk, Virginia
January 22, 1997       -1-

[Letterhead]

[LOGO]
Wall Einchorn & Chernitzer., P.C.
Certified Public Accountants
First Virginia Bank Towers
555 Main Street
Suite 1500
Post Office Box 3610
Norfolk, Virginia 23514
Alvin A. Wall, CPA                           Telephone (757)625-4700
Martin A. Einhorn, CPA                    Telephone (757)625-0527
Jeffrey S. Chernitzer, CPA

          INDEPENDENT AUDITORS' REPORT

To the Partners           Virginia Housing Development Authority
The Oaks of Dunlop Farms, L. P.                  601 South Belvidere Street
(A Limited Partnership)                                 Richmond, Virginia 23220
Norfolk, Virginia


We have audited the accompanying balance sheets of The Oaks of Dunlop Farms, L.P. (A. Limited Partnership), VHDA Project Number 90-0300-C, as of December 31, 1995 and 1994, and the related statements of operations , partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VHDA Project Number 90-0300-C as of December 31, 1995and 1994 and the results of its operations changes in partners' equity, and cash flow for the years then ended in conformity with generally accepted accounting principles.

  The accompanying supplementary information (shown on pages 10 to 13) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Wall, Einhorn & Chernitzer, P.C.

Norfolk, Virginia
January 22, 1996       -1-

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Timothy House Limited Partnership


We have audited the accompanying balance sheet of Timothy House Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timothy House Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 14, 1997, on our consideration of Timothy House Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

        /s/Reznick Fedder & Silverman

Baltimore, Maryland                Federal Employer
January 14, 1997                         Identification Number:
                                                     52-1088612
Audit Principal:  William T. Riley, Jr.

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Timothy House Limited Partnership


We have audited the accompanying balance sheet of Timothy House Limited Partnership as of December 31, 1995 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Timothy House Limited Partnership as of December 31, 1995 and the results of its operations, changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 16, 1996, on our consideration of Timothy House Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

        /s/Reznick Fedder & Silverman

Baltimore, Maryland                Federal Employer
January 16, 1996                         Identification Number:
                                                     52-1088612
Audit Principal:  William T. Riley, Jr.

 [Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Timothy House Limited Partnership


We have audited the accompanying balance sheet of Timothy House Limited Partnership as of December 31, 1994 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Timothy House Limited Partnership as of December 31, 1994 and the results of its operations, changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 trough 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        /s/Reznick Fedder & Silverman

Baltimore, Maryland                Federal Employer
January 12, 1995                         Identification Number:
                                                     52-1088612
Audit Principal:  William T. Riley, Jr.
[Letterhead]

Wilfore & Wynn
A Professional Corporation
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

The Partners
Westover Station Associates, L.P.
(A Limited Partnership)
Newport News, Virginia


We have audited the accompanying balance sheets of Westover Station Associates, L.P. as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westover Station Associates, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The supplemental schedules and supporting data required by VHDA are prepared in accordance with VHDA requirements and have been tested by us as part of our auditing procedures followed in the examinantion of the financial statements mentioned above and, in our opinion, they are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Wilfore & Wynn
Wilfore & Wynn

Virginia Beach, Virginia
February 10, 1997        (2)
4530 Professional Circle  Virginia Beach, Virginia 23455-6498
Telephone (804)456-0111 Fax (804)473-1095

Wilfore & Wynn
A Professional Corporation
Certified Public Accountants

INDEPENDENT AUDITORS REPORT

The Partners
Westover Station Associates, L.P.
(A Limited Partnership)
Newport New, Virginia


We have audited the accompanying balance sheets of Westover Station Associates L.P. as of December 31, 1995 and 1994 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Westover Station Associates, L.P. at of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The supplemental schedules and supporting data required by VHDA are prepared in accordance with VHDA requirements and have been tested by us as part of our auditing procedures followed in the examinantion of the financial statements mentioned above and, in our opinion they are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Wilfore & Wynn
Wilfore & Wynn

Virginia Beach, Virginia
February 7, 1996        (2)
4530 Professional Circle  Virginia Beach, Virginia 23455-6498
Telephone (804)456-0111 Fax (804)473-1095

[Letterhead]

Kirschner Hutton Perlin, P.C.
Certified Public Accountants

               26913 Northwestern Hwy. Suite 510
               Southfield, Michigan 48034-8444
                Telephone: (810) 356-3880
                Facsimile: (810) 356-3885

Independent Auditors' Report

Partners              January 22, 1997
Christiansted Limited Dividend Housing
     Association Limited Partnership


We have audited the accompanying balance sheet of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Kirshner Huton Perlin, P.C.

[Letterhead]

Kirschner Hutton Perlin, P.C.
Certified Public Accountants

               26913 Northwestern Hwy. Suite 510
               Southfield, Michigan 48034-8444
                Telephone: (810) 356-3880
                Facsimile: (810) 356-3885

Independent Auditors Report

Partners              January 15, 1996
Christiansted Limited Dividend Housing
     Association Limited Partnership


We have audited the accompanying balance sheet of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Kirshner Huton Perlin, P.C.

[Letterhead]

Kirschner Hutton Perlin, P.C.
Certified Public Accountants

               26913 Northwestern Hwy. Suite 510
               Southfield, Michigan 48034-8444
                Telephone: (810) 356-3880
                Facsimile: (810) 356-3885

Independent Auditors' Report

Partners              January 22, 1997
St. Croix II. Limited Partnership

We have audited the accompanying balance sheet of St. Croix II, Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix II, Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Kirshner Huton Perlin, P.C.

[Letterhead]

Kirschner Hutton Perlin, P.C.
Certified Public Accountants

               26913 Northwestern Hwy. Suite 510
               Southfield, Michigan 48034-8444
                Telephone: (810) 356-3880
                Facsimile: (810) 356-3885

Independent Auditors Report

Partners              January 22, 1996
St. Croix II. Limited Partnership

We have audited the accompanying balance sheet of St. Croix II, Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of St. Croix II, Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Kirshner Huton Perlin, P.C.

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP




           Independent Auditors' Report

The Partners
Kensignton Place Townhomes,
A Limited Partnership:


We have audited the accompanying balance sheets of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


February 5, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP




           Independent Auditors' Report

The Partners
Kensignton Place Townhomes,
A Limited Partnership:


We have audited the accompanying balance sheets of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


February 9, 1996

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP




           Independent Auditors' Report

The Partners
Cobblestone Place Townhomes,
A Limited Partnership:


We have audited the accompanying balance sheets of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


January 20, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP




           Independent Auditors Report

The Partners
Cobblestone Place Townhomes,
A Limited Partnership:


We have audited the accompanying balance sheets of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


February 2, 1996

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP




           Independent Auditors' Report

The Partners
Whispering Trace Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of Whispering Trace Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Trace Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


February 10, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP




           Independent Auditors Report

The Partners
Whispering Trace Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of Whispering Trace Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Trace Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


February 9, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Huguenot Park Associates, L.P.


We have audited the accompanying balance sheet of Huguenot Park Associates, L.P. as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huguenot Park Associates, L.P. as of December 31, 1996, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 18, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Huguenot Park Associates, L.P.


We have audited the accompanying balance sheet of Huguenot Park Associates L.P. as of December 31, 1995 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Huguenot Park Associates, L.P. as of December 31, 1995 and the results of its operations, changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 22, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Huguenot Park Associates, L.P.


We have audited the accompanying balance sheet of Huguenot Park Associates L.P. as of December 31, 1994 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Huguenot Park Associates, L.P. as of December 31, 1994 and the results of its operations, changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 28, 1995

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT

The Partners
Westgate Apartments Limited Partnesrhip
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Westagate Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 18, 1997

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITORS REPORT

The Partners
Westgate Apartments Limited Partnesrhip
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Westagate Apartments Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Westgate Apartments Limited Partnership as of December 31, 1995 and 1994 and the results of its operations, changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 22, 1996

[Letterhead]
              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 900731                     Richard Suarez
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Bixel House
Los Angeles, California

      I have audited the accompanying balance sheet of Bixel House as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bixel House at December 31, 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
Certified Public Accountant


San Pedro, California
February 14, 1997

[Letterhead]
              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 900731                     Richard Suarez
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Bixel House
Los Angeles, California

      I have audited the accompanying balance sheet of Bixel House as of December 31, 1995, and the related statements of operations, changes in partners, capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits, provide a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bixel House as of December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
Certified Public Accountant


San Pedro, California
February 9, 1996

[Letterhead]
              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 900731                     Richard Suarez
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Bixel House
Los Angeles, California

      I have audited the accompanying balance sheet of Bixel House as of December 31, 1994, and the related statements of operations, changes in partners, capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits, provide a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bixel House as of December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
Certified Public Accountant


San Pedro, California
February 3, 1995

[Letterhead]
              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 900731                     Richard Suarez
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Harmony Apartments
Los Angeles, California

      I have audited the accompanying balance sheet of Harmony Apartments as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 1996. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Apartments at December 31, 1996, and the results of its operations and cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
Certified Public Accountant


San Pedro, California
February 14, 1997

[Letterhead]
              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 900731                     Richard Suarez
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Harmony Apartments
Los Angeles, California

      I have audited the accompanying balance sheet of Harmony Apartments as of December 31, 1995, and the related statements of operations, changes in partners, capital, and cash flows for the year ended December 31, 1995. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits, provide a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Apartments as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
Certified Public Accountant


San Pedro, California
February 13, 1996

[Letterhead]
              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 900731                     Richard Suarez
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Harmony Apartments
Los Angeles, California

      I have audited the accompanying balance sheet of Harmony Apartments as of December 31, 1994, and the related statements of operations, changes in partners, capital, and cash flows for the year ended December 31, 1994. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits, provide a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Apartments as of December 31, 1994, and the results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
Certified Public Accountant


San Pedro, California
February 13, 1995

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Schumaker Place Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Schumaker Place Associates, L.P., as of December 31, 1996 and December 31, 1995, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Schumaker Place Associates, L.P., as of December 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital (capital deficiency) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 11) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Schumaker Place Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Halbert Katz &Co

January 30, 1997

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.

INDEPENDENT AUDITORS REPORT

To the Partners
Schumaker Place Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Schumaker Place Associates, L.P. as of December 31, 1995 and December 31, 1994 and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Schumaker Place Associates, L.P. as of December 31, 1995 and December 31, 1994 and the results of its operations, changes in partners' capital (capital deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 30, 1996 on our consideration of Schumaker Place Associates, L.P. `s, internal control structure.

Our audit were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 13) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Schumaker Place Associates, L.P.. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Halbert Katz &Co

January 30, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Circle Terrace Associates
 Limited Partnership

We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle TerraceAssociates Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 trough 40 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 18, 1997, on our consideration of Circle Terrace Associates Limited Partnership's internal control structure and on its compliance with specific requirements applicable to Major HUD and CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

        /s/Reznick Fedder & Silverman

Baltimore, Maryland                Federal Employer
January 14, 1997                         Identification Number:
                                                     52-1088612
Audit Principal:  Lester A. Kanis

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Circle Terrace Associates
 Limited Partnership

We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 1995 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Circle TerraceAssociates Limited Partnership as of December 31, 1995 and the results of its operations, the changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 trough 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 29, 1996, on our consideration of Timothy House Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

        /s/Reznick Fedder & Silverman

Baltimore, Maryland                Federal Employer
January 29, 1996                         Identification Number:
                                                     52-1088612
Audit Principal:  Lester A. Kanis

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Circle Terrace Associates
 Limited Partnership

We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 1994 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Circle TerraceAssociates Limited Partnership as of December 31, 1994 and the results of its operations, changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 trough 30 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


        /s/Reznick Fedder & Silverman

Baltimore, Maryland                Federal Employer
January 25, 1995                         Identification Number:
                                                     52-1088612
Audit Principal:  Lester A. Kanis

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Water Oaks Apartments, Ltd.

We have audited the accompanying balance sheet of Water Oaks Apartments, Ltd.,RECD Project No. 09-64-581801555 as of December 31, 1995 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Water Oaks Apartments , Ltd. for the year ended December 31, 1994 were audited by other auditors whose report dated February 1, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Water Oaks Apartments, Ltd., RECD Project No. 09-64-581801555 as of December 31, 1995 and the results of its operations, changes in partners' deficit and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 trough 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated February 1, 1996, on our consideration of Ocean View Apartments L.P.'s internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.

        /s/Reznick Fedder & Silverman

Atalnta, Georgia
February 1, 1996

[Letterhead]

[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS REPORT

To the Partners
Water Oaks Apartments, L.P.

We have audited the accompanying balance sheet of Water Oaks Apartments, L.P. [a Limited Partnership] Project No. 09-64-581801555, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Water Oaks Apartments, L.P. as of December 31, 1994 and 1993 and the results of its operations, changes in partners' equity and its cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information in this report is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        /s/Habif, Arogeti & Wynne

Atlanta, Georgia
February 1, 1995

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Archer Village, Ltd.

We have audited the accompanying balance sheets of Archer Village, Ltd., RHS Project No.: 09-001-267869575 as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Archer Village, Ltd., RHS Project No.: 09-001-267869575 as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated January 24, 1997, on our consideration of Archer Village, Ltd.'s internal control structure and on its compliance with laws and regulations.

        /s/Reznick Fedder & Silverman

Atlanta, Georgia
January 24, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Archer Village, Ltd.

We have audited the accompanying balance sheet of Archer Village, Ltd.,RECD Project No. 09-001-267869575 as of December 31, 1995 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Archer Village, Ltd. for the year ended December 31, 1994 were audited by other auditors whose report, dated February 1, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Archer Village, Ltd., RECD Project No. 09-001-267869575 as of December 31, 1995 and the results of its operations, changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 trough 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated February 1, 1996, on our consideration of Ocean View Apartments L.P.'s internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.

        /s/Reznick Fedder & Silverman

Atalnta, Georgia
February 1, 1996

[Letterhead]

[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS REPORT

To the Partners
Archer Village, Ltd..

We have audited the accompanying balance sheet of Archer Village Ltd.[a Limited Partnership] Project No. 09-001-0267869575 as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not obtain sufficient documentation of the operating property and accumulated depreciation for the period prior to January 1, 1991. Therefore we were unable to form an opinion regarding the amounts at which the operating property and accumulated depreciation are recorded in the accompanying balance sheet at December 31, 1994 and 1993 (stated at $935,234 and $934,505 and $146,848 and $116,529, respectively), or the amount of depreciation expense for the years ended (stated at $30,319 and $30,232, respectively).

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we obtained sufficient documentation of the operating property and accumulated depreciation for the period prior to January 1, 1991, the financial statements referred to in the first paragraph fairly, in all material respects, the financial positions of Archer Village Ltd.. as of December 31, 1994 and 1993 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information in this report is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        /s/Habif, Arogeti & Wynne

Atlanta, Georgia
February 1, 1995

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Ocean View Apartments, L.P.

We have audited the accompanying balance sheets of Ocean View Apartments, L.P.,RHS Project No.: 09-45-581801553, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean View Apartments, L.P., RHS Project No.: 09-45-581801553, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 19 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated January 24, 1997 on our consideration of Ocean View Apartments, L.P.'s internal control structure and on its compliance with laws and regulations.

        /s/Reznick Fedder & Silverman

Atlanta, Georgia
January 24, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Ocean View Apartments, L.P.

We have audited the accompanying balance sheet of Ocean View Apartments, L.P..,RECD Project No. 09-45-581801553 as of December 31, 1995 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ocean View Apartments , L.P.. for the year ended December 31, 1994 were audited by other auditors whose report dated February 1, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Ocean View Apartments, L.P., RECD Project No. 09-45-581801553 as of December 31, 1995 and the results of its operations, changes in partners' deficit and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 trough 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated February 1, 1996, on our consideration of Ocean View Apartments L.P.'s internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.

        /s/Reznick Fedder & Silverman

Atalnta, Georgia
February 1, 1996

[Letterhead]

[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS REPORT

To the Partners
Ocean View Apartments, L.P.

We have audited the accompanying balance sheet of Ocean View Apartments, L.P. [a Limited Partnership] Project No. 09-045-0581801553 as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Ocean View Apartments, L.P. as of December 31, 1994 and 1993 and the results of its operations, changes in partners' equity and its cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information in this report is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        /s/Habif, Arogeti & Wynne

Atlanta, Georgia
February 1, 1995

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Yester Oaks, L.P.

We have audited the accompanying balance sheets of Yester Oaks, L.P.,RHS Project
No.:  11-046-0581814319,  as of  December  31,  1996 and 1995,  and the  related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yester Oaks, L.P., RECD Project
No.: 11-046-0581814319 as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 1997, on our consideration of Ocean View Apartments L.P.'s internal control structure and on its compliance with laws and regulations.

        /s/Reznick Fedder & Silverman

Atlanta, Georgia
January 24, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Yester Oaks, L.P.

We have audited the accompanying balance sheets of Yester Oaks, L.P..,RHS Project No.: 11-046-0581814319, as of December 31, 1995 and 1994, and the
related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Yester Oaks , L.P.. for the year ended December 31, 1994 were audited by other auditors whose report dated February 1, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Yester Oaks, L.P.., RECD Project No. 11046-0581814319 as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 trough 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated February 1, 1996, on our consideration of Ocean View Apartments L.P.'s internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.

        /s/Reznick Fedder & Silverman

Atalnta, Georgia
February 1, 1996

[letterhead]

Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP
Detroit, Michigan

We have audited the accompanying balance sheet of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Haran & Associates Ltd.
Certified Public Accountants
Wilmette, Illnois
Illnois Certificate No. 060-3097692

January 29, 1997

[letterhead]

Haran & Associates Ltd.

INDEPENDENT AUDITORS REPORT


To the Partners
Historic New Center Apartments Limited Partnership
Detroit, Michigan

We have audited the accompanying statement of assets, liabilities and partners' equity -income tax basis of Historic New Center Apartments Limited Partnership (a limited partnership) as of December 31, 1995, and the related statements of profit and loss- income tax basis, changes in partners' equity -income tax basis and statement of cash flows- income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally acepted accounting principles.

In our opinion, the financial statements referred to above present fairly in all material respects, the assets, liabilities and partners' equity of Historic New Center Apartments Limited Partnership as of December 31, 1994, and its statements of income (loss), changes in partners' equity and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements.


/s/Haran & Associates Ltd.
January 20, 1995

[letterhead]

Haran & Associates Ltd.

INDEPENDENT AUDITORS REPORT


To the Partners
Historic New Center Apartments Limited Partnership
Detroit, Michigan

We have audited the accompanying statement of assets, liabilities and partners' equity -income tax basis of Historic New Center Apartments Limited Partnership (a limited partnership) as of December 31, 1994, and the related statements of income (loss)- income tax basis, changes in partners' equity -income tax basis and statement of cash flows- income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally acepted accounting principles.

In our opinion, the financial statements referred to above present fairly in all material respects, the assets, liabilities and partners' equity of Historic New Center Apartments Limited Partnership as of December 31, 1994, and its statements of income (loss), changes in partners' equity and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements.


/s/Haran & Associates Ltd.
January 20, 1995

                             Annual Report on Form 10-K
                         For The Year Ended March 31, 1997
                          Audited Financial Statements of
                            Local Limited Partnerships


STRATHERN PARK
DECEMBER 31, 1996

INDEPENDENT AUDITORS' REPORT


The Partners
Strathern Park
Los Angeles, California



We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Nanas, Sterns, Biers, Neinstein and Co. LLP
NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

January 14, 1997

STRATHERN PARK
BALANCE SHEET
DECEMBER 31, 1996



ASSETS

Cash  (Note 5)                                                                       $215,615
Receivables                                                                            38,582
Reserve for replacements  (Note 5)                                                     96,652
Tenant security deposits  (Note 5)                                                    122,015

Rental property - at cost (Note 2)
                                               Land                                 5,889,320
                                               Buildings                           19,042,548
                                               Equipment and furnishings              944,597
                                                                                --------------
                                                                                   25,876,465
                                               Less:  accumulated depreciation    (4,438,048)
                                                                                --------------
                                                                                   21,438,417
Other assets
Syndication fee  (Net of accumulated
amortization
     of $94,252)                                                                      624,415
                                                                                --------------

TOTAL ASSETS                                                                      $22,535,696
                                                                                ==============


LIABILITIES

Accounts payable and accrued expenses                                                 $85,799
Security deposits                                                                     107,497
Accrued interest payable  (Note 2)                                                  3,316,184
Long term debt  (Notes 2 and 5)                                                    17,552,451
                                                                                --------------

TOTAL LIABILITIES                                                                  21,061,931

DEFERRED INCOME                                                                        20,238

PARTNERS' EQUITY (NOTE 3)                                                           1,453,527
                                                                                --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                            $22,535,696
                                                                                ==============

See accompanying auditors' report. The notes are an integral part of these financial statements.

STRATHERN PARK
STATEMENT OF PARTNERS' EQUITY
YEAR ENDED DECEMBER 31, 1996


                                      Profit       Balance          Net          Distri-        Balance
                                     and Loss      January          Loss         butions        December
                                    Percentage     1, 1996      for the year       Paid         31, 1996
                                    ------------------------------------------------------------------------

GENERAL PARTNER

  Safran Associates Investment
      Partnership II, A California
      Limited Partnership                    1%      $(44,808)      $(12,443)         $(788)      $(58,039)

CLASS A LIMITED PARTNER

  Safran Associates Investment
      Partnership II, A California
      Limited Partnership                    4%      (181,046)       (49,771)        (3,140)      (233,957)

INVESTOR LIMITED PARTNER

  Boston Financial Qualified
      Housing Tax Credits L.P.V., A
      Massachusetts Limited
      Partnership                           95%      3,002,218    (1,182,070)       (74,625)      1,745,523

SPECIAL LIMITED PARTNER

  S L P  90, Inc.                           ---          ---            ---            ---            ---
                                                ------------------------------------------------------------


                                                    $2,776,364   $(1,244,284)      $(78,553)     $1,453,527
                                                ============================================================

See accompanying auditors' report. The notes are an integral part of these financial statements.

STRATHERN PARK
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996

INCOME

                                   Gross possible rents                         $1,524,672
                                   (Vacancies)                                     (7,097)
                                   Interest                                         11,370
                                   Miscellaneous                                    34,321
                                                                            ---------------

TOTAL INCOME                                                                    $1,563,266



EXPENSES  (Note 4)

                                   Administrative expense                          128,724
                                   Management fees                                 118,048
                                   Utilities                                       114,579
                                   Operating and maintenance expense               227,504
                                   Taxes and insurance                             167,311
                                   Interest expense - Mortgage note payable        569,657
                                   Interest expense - Notes payable                684,796
                                   Depreciation and amortization                   796,931
                                                                            ---------------
                                                                                 2,807,550
                                                                            ---------------



NET LOSS                                                                      $(1,244,284)
                                                                            ===============

See accompanying auditors' report. The notes are an integral part of financial statements.

STRATHERN PARK
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                   $(1,244,284)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and amortization                                 $796,931
Increases in -
Miscellaneous receivables                                      (4,079)
Rent receivable                                               (28,375)
Accrued interest payable                                       684,796
Accounts payable and accrued expenses                            4,781
Deferred income                                                 20,238
Decreases in -
Tenant security deposits                                         3,445
Security deposits                                              (5,643)
Total Adjustments                                                             1,472,094
                                                                       -----------------

Net Cash Provided by Operating Activities                                       227,810

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in reserve for replacements                                           (24,336)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage                                (52,868)
Interest payments on notes payable from residual receipts     (52,368)
Distributions paid                                            (78,553)
                                                           ------------
Net Cash Used in Financing Activities                                         (183,789)
                                                                       -----------------
Net Increase in Cash and Cash Equivalents                                        19,685

Cash and cash equivalents at Janaury 1, 1996                                    195,930
                                                                       -----------------
Cash and cash equivalents at December 31, 1996                                 $215,615
                                                                       =================

SUPPLEMENTAL DISCLOSURE OF CASH FROM INFORMATION:
Cash paid during the year for interest                        $622,453
                                                           ============
Cash paid during the year for taxes                               $800
                                                           ============

See accompanying auditors' report. The notes are an integral part of these financial statements.

STRATHERN PARK
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES Organization Strathern Park (the partnership) was organized pursuant to a limited partnership agreement dated March 28, 1989 as amended. Effective June 1, 1990, the partnership agreement was amended with the admission of a new limited partner who purchased a 95% limited partnership interest for a total capital contribution of $5,963,067. On January 1, 1994 Lorne Park was merged into
Strathern Park. The combined partnerships constructed a 241 unit apartment project (Lorne Park 72 unites, Strathern Park 169 units) located in Sun Valley, California for tenants whose income is very low to moderate. The project is regulated under the terms of certain of its loan agreements. Such agreements contain certain restrictions concerning rental charges, the number of units rented to tenants in the very low, low and moderate income levels and other matters.

Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies -
Method of Accounting - The partnership books are maintained and its financial statements and tax returns are prepared on the accrual basis.

Cash Equivalents - For purposes of the statement of cash flows, the partnership considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Rental Property - The partnership records property, equipment and improvements at the cost of acquisition or construction. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized. Depreciation is computed using the straight line method for financial statement purposes and accelerated methods for tax purposes. Estimated useful lives for financial statement purposes are as follows:

Classification                         Life
---------------
Buildings                              27.5  Years
Equipment  and   furnishings              7  Years

Amortization - amortization of syndication costs is computed using the straight line method over a period of 40 years.


Note 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES  (Cont.)

Income  Taxes - The  project  receives  low-income  tax credits  provided  under
Section 42 of the Internal Revenue Code. Also, no provision for income taxes has been included since the income or loss of the partnership as well as the tax credits are required to be reported by the respective partners on their separate income tax returns.


Note 2     LONG TERM DEBT

Mortgage  note  payable,  secured  by First  Deed of  Trust,  requiring  monthly payments of $51,913, including interest at 9.41% per annum, maturing February,
2022.                                                                                    $5,928,171

Note  payable  secured  by  Second  Deed  of  Trust,  payable  to the  Community
Redevelopment  Agency of the City of Los Angeles with  interest at 7% per annum.
Interest accrues from the date of issuance of the first certificate of occupancy which is December  26,  1991.  Unpaid  principal  together  with all accrued and unpaid  interest  are due and  payable in full upon the  maturity of the primary permanent loan, but not later than 40 years from date of issuance. Principal and interest payments may be made in annual  installments from the residual receipts of the project,  as the term residual receipts is defined in the loan agreement.
The note was  funded by a  Housing  Development  Grant  from the  United  States
Department of Housing and Urban  Development.  The terms of the Grant  agreement impose  certain  restrictions  on the use of the Grant  proceeds  and  operating policies of the partnership. Accrued interest on this note at
December 31, 1996 amounted to $1,774,998.                                                 5,179,105

Note  payable  secured  by  Third  Deed  of  Trust,  payable  to  the  Community
Redevelopment Agency of the City of Los Angeles,  with interest at 5% per annum.
Interest accrues from the date of issuance of the first certificate of occupancy which is December  26,  1991.  Unpaid  principal  together  with all accrued and unpaid  interest  are due and  payable in full upon the  maturity of the primary permanent loan, but not later than 40 years from date of issuance. Principal and interest payments may be made in annual  installments from the residual receipts of the project,  as the term residual receipts is defined in the loan agreement.
Accrued interest on
this note at December 31, 1996 amounted to $1,556,241.                                    6,445,175
                                                                                   -----------------

                                                                                        $17,552,451
                                                                                   =================



Note 2     LONG TERM DEBT  (Contd.)

Maturities of long term debt as of December 31, 1996 for the succeeding five years are as follows:

Years ended December 31,

1997                                                                                           $59,816
1998                                                                                            65,779
1999                                                                                            72,337
2000                                                                                            77,942
2001                                                                                            87,318
Thereafter                                                                                  17,189,259
                                                                                      -----------------
                                                                                           $17,552,451
                                                                                      =================


Note 3     DISTRIBUTION TO PARTNERS

Pursuant to the terms of the partnership agreement, as amended, and the loan agreement with the Community Redevelopment Agency of the City of Los Angeles, distributions are payable only from residual receipts, as defined in the agreements.

Distributions are apportioned as follows:

1)  40% to the Community Redevelopment Agency of the City of
Los Angeles (CRA)
2)  The remaining 60% is allocated as follows:
     a) The Investor Limited Partner (Boston) is to receive any cumulative return ($60,000 annually) in arrears;
     b) The next $63,158 is distributed 95% to Boston, 4% to the Class A Limited Partner (SAIP II) and 1% to the General Partner (SAIP II);
     c) Any additional cash is used to repay any partner advances to the partnership;
     d) The next $63,158 is distributed 5% to Boston, 94% to SAIP II (Limited Partner) and 1% to SAIP II (General Partner);
     e) Thereafter, cash is distributed 50% to Boston, 49% to SAIP II (Limited Partner) and 1% to SAIP II (General Partner).









Note 4     RELATED PARTY TRANSACTIONS

There were no direct compensation payments to the partners during the year. However, there were related party transactions which occurred which are set forth below:

                                                       (Income)     Receivable
                                                        Expense     (Payable)
                                            Account     for the    At December
Name                    Description           No.        Year        31, 1996
---------------------------------------------------------------------------------
Thomas Safran and
   Associates, Inc.     Management fee       6320         118,048      (73)
                                                      ===========================


In addition, the project reimbursed the management company for allocated common costs such as office supplies and health insurance. The aggregate total of such reimbursements was $17,341 for the year.

The general partner has a direct ownership interest in the management company listed above.

Note 5     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Short Term Investments -
The carrying amount approximates fair value because of the short maturity of those investments.

Long Term Debt  (First Deed of Trust) -
The project does not have the right to prepay this debt during the first ten years of the term of this note. Accordingly, the carrying amount approximates its fair value.

Long Term Debt  (Second & Third Deed of Trust) -
The carrying amount approximates fair value because there is no ready market for such debt, repayment/refinancing is severely restricted by the CRA and HUD.

                                                                                  December 31, 1996
                                                                       -----------------------------------
                                                                          Carrying            Fair
                                                                           Amount            Value

Cash and Short Term Investments                                             $434,282       $434,282
Long Term Debt  (First Deed of Trust)                                     (5,928,171)    (5,928,171)
Long Term Debt  (Second & Third Deed of Trust)                           (11,624,280)   (11,624,280)

STRATHERN PARK                                            SCHEDULE I
BOSTON FINANCIAL QUALIFIED HOUSING                       Page 1 of 2
BALANCE SHEET FORMAT
DECEMBER 31, 1996


ASSETS

CURRENT ASSETS

Petty cash                                                                          500
Cash in bank                                                                    215,115
Rent receivables                                                                 35,940
Miscellaneous receivables                                                         2,642
Tenant security deposits                                                        122,015
                                                                        ----------------
Total Current Assets                                                                                           376,212

RESERVES AND DEPOSITS
Reserve for replacements                                                                                        96,652

FIXED ASSETS
Land                                                                          5,889,320
Buildings                                                                    19,042,548
Equipment and furnishings                                                       944,597
                                                                        ----------------
                                                                             25,876,465
Less:  accumulated depreciation                                             (4,438,048)
                                                                        ----------------
Total Fixed Assets                                                                                          21,438,417

OTHER ASSETS
Syndication fee  (Net of accumulated amortization
     of $94,252)                                                                                               624,415
                                                                                                       ----------------



TOTAL ASSETS                                                                                                22,535,696
                                                                                                       ================





STRATHERN PARK                                                 SCHEDULE I
BOSTON FINANCIAL QUALIFIED HOUSING                            Page 2 of 2
BALANCE SHEET FORMAT
DECEMBER 31, 1996


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                                 37,750
Accrued interest payable - 1st mortgage                                          48,049
Tenant security deposit liability                                               107,497
                                                                        ----------------
Total Current Liabilities                                                                                      193,296

MORTGAGE NOTE PAYABLE CURRENT PORTION
1st mortgage note payable current portion                                                                       59,816

LONG TERM LIABILITIES
Accrued interest payable - notes
2nd mortgage note payable                                                     1,818,646
3rd mortgage note payable                                                     1,497,538
Mortgage notes payable
1st mortgage note payable                                                     5,868,355
2nd mortgage note payable                                                     5,179,105
3rd mortgage note payable                                                     6,445,175
Deferred income                                                                  20,238
                                                                        ----------------
Total Long Term Liabilities                                                                                 20,829,057

OWNERS' EQUITY
Limited partners' equity                                                      1,511,566
General partners' equity                                                       (58,039)
                                                                        ----------------
Total Owners' Equity                                                                                         1,453,527
                                                                                                       ----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                                      22,535,696
                                                                                                       ================



STRATHERN PARK                                                   SCHEDULE II
BOSTON FINANCIAL QUALIFIED HOUSING -                              Page 1 of 4
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996

REVENUE

Rent revenue
Apartments                                                    1,465,438
Tenant assistance payments                                       46,529
Furniture and equipment                                         ---
Stores and commercial                                            12,705
Garage and parking spaces                                       ---
Flexible subsidy income                                         ---
Miscellaneous                                                   ---
                                                           -------------
Total rent revenue                                                                           1,524,672

Vacancies
Apartments                                                      (7,097)
Stores and commercial                                           ---
Garage and parking spaces                                       ---
Miscellaneous                                                   ---
                                                           -------------
Total Vacancies                                                                                (7,097)
                                                                                        ---------------

Net Rental Revenue                                                                           1,517,575

Financial Revenue
Interest Income - operations                                      2,973
Interest Income - residual receipts                             ---
Interest income - reserve for replacements                        3,835
Interest income - miscellaneous                                   4,562
                                                           -------------
Total Financial Revenue                                                                         11,370

Other Revenue
Laundry and vending                                              21,534
NSF and late charges                                              2,848
Damages and cleaning fees                                         2,168
Forfeited tenant security deposits                                2,486
Other revenue                                                     5,285
Non-cash revenue                                                ---
                                                           -------------
Total Other Revenue                                                                             34,321
                                                                                        ---------------

NET REVENUE                                                                                  1,563,266
                                                                                        ===============


STRATHERN PARK                                                   SCHEDULE II
BOSTON FINANCIAL QUALIFIED HOUSING -                             Page 2 of 4
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996



EXPENSES

Administrative Expenses
Advertising                                                         469
Other renting expense                                           ---
Office salaries                                                   6,815
Office supplies                                                  48,699
Management fee                                                  118,048
Manager or superintendent salary                                 47,125
Manager's rent free unit                                        ---
Legal expenses  (project)                                         3,183
Auditing expenses  (project)                                      9,500
Bookkeeping fees/accounting services                            ---
Telephone and answering services                                  6,159
Bad debts                                                         6,774
Miscellaneous administrative expenses                           ---
                                                           -------------
Total Administrative Expenses                                                                  246,772

Utilities Expenses
Fuel oil/coal                                                   ---
Electricity                                                      37,754
Water                                                            43,777
Gas                                                               5,686
Sewer                                                            27,362
                                                           -------------
Total Utilities Expenses                                                                       114,579

Operating & Maintenance
Janitor and cleaning payroll                                    ---
Janitor and cleaning supplies                                     8,164
Janitor and cleaning contract                                   ---
Exterminating payroll/contract                                    1,484
Exterminating supplies                                          ---
Garbage and trash removal                                        12,035
Security payroll/contract                                         4,295





STRATHERN PARK                                                 SCHEDULE II
BOSTON FINANCIAL QUALIFIED HOUSING -                           Page 3 of 4
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996



EXPENSES  (Cont.)

Operating & Maintenance  (Cont.)
Grounds payroll                                                 ---
Grounds supplies                                                  3,481
Grounds contract                                                 27,060
Repairs payroll                                                  59,020
Repairs material                                                 23,635
Repairs contract                                                 73,340
Elevator maintenance/contract                                   ---
Heating/cooling repairs and maintenance                             403
Swimming pool maintenance/contract                              ---
Snow removal                                                    ---
Decorating payroll/contract                                       2,804
Decorating supplies                                              11,783
Other, gasoline                                                 ---
Miscellaneous operating and maintenance                         ---
                                                           -------------
Total Operating and Maintenance                                                                227,504

Taxes and Insurance
Real estate taxes                                               116,658
Payroll taxes (FICA)                                             11,306
Miscellaneous taxes, licenses                                       765
Property and liability insurance                                 22,635
Fidelity bond insurance                                             149
Workmen's compensation                                            5,698
Health insurance and other benefits                              10,100
Other insurance                                                 ---
Miscellaneous taxes and insurance                               ---
                                                           -------------
Total Taxes and Insurance                                                                      167,311

Interest on Mortgage Notes
Interest on 1st mortgage                                                                       569,657




STRATHERN PARK                                                    SCHEDULE II
BOSTON FINANCIAL QUALIFIED HOUSING -                               Page 4 of 4
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996



EXPENSES  (Cont.)

Other Financial Expenses
Amortization                                                     17,967
Interest on notes payable (long term)                           684,796
Mortgage insurance premium                                      ---
Miscellaneous financial expenses                                ---
Non-cash expense                                                ---
                                                           -------------
Total Financial Expenses                                                                       702,763
                                                                                        ---------------

TOTAL EXPENSES BEFORE DEPRECIATION                                                           2,028,586
                                                                                        ---------------

PROFIT (LOSS) BEFORE DEPRECIATION                                                            (465,320)

Depreciation                                                                                   778,964
                                                                                        ---------------

OPERATING PROFIT (LOSS)                                                                    (1,244,284)

Other Expenses Prior Period (Entity)                                                          ---
                                                                                        ---------------

NET PROFIT  (LOSS)                                                                         (1,244,284)
                                                                                        ===============

1st mortgage principal payment                                                                  52,868
2nd mortgage principal payment                                                                ---
3rd mortgage principal payment                                                                ---
                                                                                        ---------------

Total mortgage principal payments                                                               52,868
                                                                                        ===============

Actual replacement reserve deposits                                                             75,836
Replacement or painting reserve releases                                                      (51,500)
Cash subsidies                                                                                ---
Capital improvements not expensed                                                             ---
Capital contribution or disbursement                                                            78,553




STRATHERN PARK                                                    SCHEDULE III
COMPUTATION OF RESIDUAL RECEIPTS
DECEMBER 31, 1996




Net income (loss) as of December 31, 1996                                                                  (1,244,284)

ADD:
Depreciation                                                                    778,964
Amortization                                                                     17,967
Community Redevelopment Agency loan interest                                    322,259
Housing Development Grant loan interest                                         362,537
Releases from reserve for replacements                                           51,500                      1,533,227
                                                                        ----------------               ----------------

                                                                                                               288,943
LESS:
Principal payments on mortgage                                                 (52,868)
Deposits to reserve for replacements                                           (75,836)
Payments for capital expenditures                                             ---                            (128,704)
                                                                        ----------------               ----------------




RESIDUAL RECEIPTS, as defined in the partnership agreement
                                                                                                               160,239
                                                                                                       ================