Form 10-Q
period 1997-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1997-08-14
CIK 852953

August 13, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended June 30, 1997
      File No. 0-19706



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one one copy of the subject report.

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

For the quarterly period ended            June 30, 1997
                               ----------------------------

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the transition period from                    to

For Quarter Ended        June 30, 1997 Commission file number         0-19706
                  ---------------------                       ----------------

                  Boston Financial Qualified Housing Tax Credits L.P. V (Exact name of registrant as specified in its charter)


         Massachusetts                                      04-3054464
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)               Identification No.)


        101 Arch Street, Boston, MA                         02110-1106
             (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                   -----------------------

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

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                          (A Limited Partnership)

                           TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------

Item 1.   Financial Statements

          Combined Balance Sheets - June 30, 1997 (Unaudited) and
              March 31, 1997                                              1

          Combined Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 1997 and 1996                         2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              1997                                                        3

          Combined Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 1997 and 1996                         4

          Notes to Combined Financial Statements (Unaudited)              5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11

PART II - OTHER INFORMATION

Items 1-6                                                                 12

SIGNATURE                                                                 13

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)

                          COMBINED BALANCE SHEETS

                                                                     June 30,                 March 31,
                                                                       1997                     1997
                                                                    (Unaudited)
Assets                                                               (Note 1)

Cash and cash equivalents                                          $      756,660         $      449,567
Mortgagee escrow deposits                                                   4,766                      -
Tenant security deposit escrow                                              2,886                      -
Investments in Local Limited Partnerships (Note 2)                     29,249,060             30,531,768
Marketable securities, at fair value                                    2,644,840              2,840,127
Rental property at cost, net of
   accumulated depreciation (Note 3)                                      970,693                      -
Replacement reserve escrow                                                  2,242                      -
Other assets                                                               49,758                 50,033
                                                                   --------------         --------------
     Total Assets                                                  $   33,680,905         $   33,871,495
                                                                   ==============         ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                     $      143,149         $       88,227
Accounts payable and accrued expenses                                      55,034                 35,692
Mortgage notes payable (Note 4)                                           712,774                      -
Tenant security deposits payable                                            2,886                      -
Deferred revenue                                                          175,133                174,357
                                                                   --------------         --------------
     Total liabilities                                                  1,088,976                298,276
                                                                   --------------         --------------

Minority interest in Local Limited Partnership                            118,962                      -
                                                                   --------------         --------------

General, Initial and Investor Limited Partners' Equity                 32,498,387             33,615,539
Net unrealized losses on marketable securities                            (25,420)               (42,320)
                                                                   --------------         --------------
     Total Partners' Equity                                            32,472,967             33,573,219
                                                                   --------------         --------------
     Total Liabilities and Partners' Equity                        $   33,680,905         $   33,871,495
                                                                   ==============         ==============

      The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                                         1997                          1996
                                                                   ---------------                ---------
                                                                       (Note 1)
Revenue:
     Rental                                                          $      9,801                 $          -
     Investment                                                            44,428                       48,394
     Other                                                                  1,943                        8,826
                                                                     ------------                 ------------
         Total Revenue                                                     56,172                       57,220
                                                                     ------------                 ------------

Expenses:
     General and administrative (includes
       reimbursements to an affiliate in the
       amounts of $40,069 and $32,885, respectively)                       68,165                       69,180
     Asset management fees, related party                                  59,177                       57,286
     Rental operations, exclusive of depreciation                           1,975                            -
     Property Management fee, related party                                   590                            -
     Interest                                                               6,837                            -
     Depreciation                                                           3,530                            -
     Amortization                                                           7,323                        7,629
                                                                     ------------                 ------------
         Total Expenses                                                   147,597                      134,095
                                                                     ------------                 ------------

Loss before equity in losses of
      Local Limited Partnerships                                          (91,425)                     (76,875)

Minority interest in losses of
     Local Limited Partnership                                                 31                            -

Equity in losses of Local Limited
     Partnerships                                                      (1,025,758)                  (1,031,441)
                                                                     ------------                 ------------

Net Loss                                                             $ (1,117,152)                $ (1,108,316)
                                                                     ============                 ============

Net Loss allocated:
     To General Partners                                             $    (11,172)                $    (11,083)
     To Limited Partners                                               (1,105,980)                  (1,097,233)
                                                                     ------------                 ------------
                                                                     $ (1,117,152)                $ (1,108,316)
                                                                     ============                 ============

Net Loss per Limited Partnership Unit
(68,929 Units)                                                       $    (16.05)                 $     (15.92)
                                                                     ===========                  ============

      The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                 (Unaudited)
                     For the Three Months Ended June 30, 1997


                                                  Initial         Investor             Net
                                  General         Limited          Limited         Unrealized
                                 Partners        Partners         Partners           Losses             Total

Balance at March 31, 1997       $ (255,951)       $5,000        $ 33,866,490        $ (42,320)       $33,573,219

Net change in net unrealized
   losses on marketable
   securities available for sale         -             -                   -           16,900             16,900

Net Loss                           (11,172)            -          (1,105,980)               -         (1,117,152)
                                ----------        ------        ------------        ---------      -------------

Balance at June 30, 1997        $ (267,123)       $5,000        $ 32,760,510        $ (25,420)       $32,472,967
                                ==========        ======        ============        =========        ===========

      The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


                            COMBINED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                    For the Three Months Ended June 30, 1997 and 1996



                                                                                  1997                  1996
                                                                              -----------           --------
                                                                                (Note 1)

Net cash used for operating activities                                          $ (35,895)          $  (81,865)
                                                                                ---------           ----------

Cash flows from investing activities:
  Purchases of marketable securities                                             (396,596)            (455,427)
  Proceeds from sales and maturities of marketable securities                     606,512              613,175
  Cash distributions received from Local
    Limited Partnerships                                                          132,468               30,259
                                                                                ---------           ----------
     Net cash provided by investing activities                                    342,384              188,007
                                                                                ---------           ----------

Cash flows from financing activities:
  Payment of mortgage principal                                                      (333)                   -
                                                                                ---------           ----------
     Net cash used for financing activities                                          (333)                   -
                                                                                ---------           ----------

Net increase in cash and cash equivalents                                         306,156              106,142

Cash and cash equivalents, beginning                                              450,504              243,644
                                                                                ---------           ----------

Cash and cash equivalents, ending                                               $ 756,660           $  349,786
                                                                                =========           ==========

      The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


                 Notes to the Combined Financial Statements
                             (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Significant Accounting Policies

Basis of Presentation and Combination

On March 1, 1997, an affiliate of the Partnership's Managing General Partner, Boston Financial GP1-LLC, became the Local General Partner of Burbank Limited Partnership I ("Burbank"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Burbank is an affiliate of the Partnership, these combined financial statements include all activity of Burbank beginning on March 1, 1997. All significant intercompany balances and transactions have been eliminated.

Rental Property

Rental property of Burbank is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Rental Income

Rental income, principally from short-term leases on apartment units, is recognized as income under the operating method as the rentals become due.


2.   Investments in Local Limited Partnerships

The Partnership has acquired interests in twenty-six Local Limited Partnerships, excluding Burbank, which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits, and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


      Notes to the Combined Financial Statements (continued)
                             (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at June 30, 1997:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                                $  55,219,511

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $20,617)                                                                            (25,983,867)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (863,631)

Investments in Local Limited Partnerships
   before adjustment                                                                              28,372,013

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,039,751

    Accumulated amortization of acquisition
      fees and expenses                                                                             (162,704)

Investments in Local Limited Partnerships                                                      $  29,249,060
                                                                                               =============

The Partnership's share of the net losses of the Local Limited Partnership's for the three months ended June 30, 1997 is $1,044,232. For the three months ended June 30, 1997, the Partnership has not recognized $18,474 of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.


3.   Rental Property

Real estate and personal property belonging to Burbank are recorded at cost, the components of which are as follows at March 31, 1997:


Buildings and Improvements                                               $ 1,164,939
 Land                                                                         42,000
                                                                         -----------
                                                                           1,206,939
Less:  accumulated depreciation                                              236,246
                                                                         -----------
Total                                                                    $   970,693
                                                                         ===========

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                             (Unaudited)

4.   Mortgage Notes Payable

Long-term debt for Burbank consists of a primary mortgage note for $750,000 amortized over a 30 year payment schedule, at a rate of 11.5%. Monthly payments of principal and interest began in September, 1991 for $7,427, with a ballon payment due in year 2005. The mortgage note payable as of March 31, 1997, is $712,774.

On February 26, 1994, the Mortgage Holder reduced the interest rate to 8% for a period of two years. The monthly payment was changed to $5,564 plus a tax escrow for $2,000. The prior monthly payment amount and interest rate was reinstated at February 26, 1996.

Approximate principal payments to be made on the mortgage note for each of the next five years and thereafter are as follows:


                           Year ended December 31:

                           1997                           $       4,672
                           1998                                   5,240
                           1999                                   5,875
                           2000                                   6,587
                           2001                                   7,385
                           Thereafter                           683,015
                                                          -------------
                                                          $     712,774


It is not practical to estimate the fair value of this mortgage because programs with similar characteristics are not currently available.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


              Notes to Combined Financial Statements (continued)
                              (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                               L.P V (A)           (Burbank) (B)          Eliminations       Combined (A)
Assets

Cash and cash equivalents                      $    756,647      $            13    $           -      $    756,660
Mortgagee escrow deposits                                 -                4,766                -             4,766
Tenant security deposit escrow                            -                2,886                -             2,886
Investments in Local
   Limited Partnerships, net                     29,363,159                    -         (114,099)       29,249,060
Marketable securities, at fair value              2,644,840                    -                -         2,644,840
Rental property at cost, net of
   accumulated depreciation                               -              970,693                -           970,693
Replacement reserve escrow                                -                2,242                -             2,242
Other assets                                         49,758                    -                -            49,758
                                               ------------      ---------------    -------------      ------------
     Total Assets                              $ 32,814,404      $       980,600    $    (114,099)     $ 33,680,905
                                               ============      ===============    =============      ============

Liabilities and Partners' Equity (Deficiency)

Accounts payable to affiliates                 $    127,104      $        16,045    $           -      $    143,149
Accounts payable and accrued expenses                39,200               15,834                -            55,034
Mortgage notes payable                                    -              712,774                -           712,774
Tenant security deposits payable                          -                2,886                -             2,886
Deferred revenue                                    175,133                    -                -           175,133
                                               ------------      ---------------    -------------      ------------
     Total Liabilities                              341,437              747,539                -         1,088,976
                                               ------------      ---------------    -------------      ------------

Minority interest in Local Limited
   Partnership                                            -                    -          118,962           118,962
                                               ------------      ---------------    -------------      ------------

General, Initial, and Investor
   Limited Partners' Equity                      32,498,387              233,061         (233,061)       32,498,387
Net unrealized losses on
   marketable securities                            (25,420)                   -                -           (25,420)
                                               ------------      ---------------    -------------      ------------
     Total Partners' Equity                      32,472,967              233,061         (233,061)       32,472,967
                                               ------------      ---------------    -------------      ------------
     Total Liabilities and Partners' Equity    $ 32,814,404      $       980,600    $   _(114,099)     $ 33,680,905
                                               ============      ===============    =============      ============

(A) As of June 30, 1997.
(B) As of March 31, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


             Notes to Combined Financial Statements (continued)
                            (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                              L.P. V (A)           (Burbank) (B)          Eliminations       Combined (A)
Revenue:
   Rental                                   $             -      $         9,801    $           -      $      9,801
   Investment                                        44,428                    -                -            44,428
   Other                                              1,903                   40                -             1,943
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   46,331                9,841                -            56,172
                                            ---------------      ---------------    -------------      ------------

Expenses:
   General and administrative                        68,165                    -                -            68,165
   Asset management fees, related party              59,177                    -                -            59,177
   Rental operations, exclusive of depreciation           -                1,975                -             1,975
   Property management fee,
     related party                                        -                  590                -               590
   Interest                                               -                6,837                -             6,837
   Depreciation                                           -                3,530                -             3,530
   Amortization                                       7,323                    -                -             7,323
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 134,665               12,932                -           147,597
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                             (88,334)              (3,091)               -           (91,425)

Minority interest in losses of
   Local Limited Partnership                              -                    -               31                31

Equity in losses of Local Limited
   Partnerships                                  (1,028,818)                   -            3,060        (1,025,758)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (1,117,152)     $        (3,091)   $       3,091      $ (1,117,152)
                                            ===============      ===============    =============      ============

(A) For the three  months  ended June 30,  1997.
(B) For the three months ended March 31, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


                 Notes to Combined Financial Statements (continued)
                               (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits              House
                                              L.P. V (A)           (Burbank) (B)    Eliminations      Combined (A)

Net cash used for
   operating activities                      $   (35,304)         $       (591)     $          -       $    (35,895)
                                             -----------          ------------      ------------       ------------

Cash flows from investing activities:
   Purchases of marketable securities           (396,596)                    -                 -           (396,596)
   Proceeds from sales and maturities
     of marketable securities                    606,512                     -                 -            606,512
   Cash distributions received from
     Local Limited Partnerships                  132,468                     -                 -            132,468
                                             -----------          ------------      ------------       ------------
Net cash provided by
     investing activities                        342,384                     -                 -            342,384
                                             -----------          ------------      ------------       ------------

Cash flows from financing activities:
   Payment of mortgage principal                       -                  (333)                -               (333)
                                             -----------          ------------      ------------       ------------
Net cash used for financing activities                 -                  (333)                -               (333)
                                             -----------          ------------      ------------       ------------

Net increase (decrease) in cash
   and cash equivalents                          307,080                  (924)                -            306,156

Cash and cash equivalents, beginning             449,567                   937                 -            450,504
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $   756,647          $         13      $          -       $    756,660
                                             ===========          ============      ============       ============

(A) For the three  months  ended June 30,  1997.
(B) For the three months ended March 31, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1997, the Partnership, including the combined entity, had cash and cash equivalents of $756,660, compared with $449,567 at March 31, 1997. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations and purchases of marketable securities.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1997 , the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1997.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1997 resulted in a net loss of $1,117,152 as compared to a net loss of $1,108,316 for the same period in 1996. These results reflect the Partnership's stabilized operations during these comparable periods.

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

The Local General Partner for Wheeler House in Nashua, New Hampshire was replaced by an affiliate of the Managing General Partner with the approval of the lender after the Local General Partner filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner is also seeking to replace the Local General Partner as management agent of the property as well. The Local General Partner's bankruptcy status has not affected the property. Operations remain stable at 100% occupancy.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                        (A Limited Partnership)


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1997              BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. V

                                         By:     Arch Street V, Inc.,
                                                 its Managing General Partner



                            /s/Vincent J. Costantini
                              Vincent J. Costantini
                                     Treasurer and Chief Financial Officer