Form 10-Q
period 1997-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1997-11-13
CIK 852953

November 14, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended September 30, 1997
      File No. 0-19706



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one one copy of the subject report.

Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller






QH5-Q2.DOC

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

For the quarterly period ended     September 30, 1997
                                ------------------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                       to

For Quarter Ended September 30, 1997        Commission file number   0-19706
                  ------------------                              -------------

                    Boston  Financial Qualified Housing Tax Credits L.P. V
                      (Exact name of registrant as specified in its charter)


Massachusetts                                          04-3054464
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


101 Arch Street, Boston, MA                                   02110-1106
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                   --------------------------

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------

Item 1.   Financial Statements

          Combined Balance Sheets - September 30, 1997 (Unaudited) and
              March 31, 1997                                                   1

          Combined Statements of Operations (Unaudited) - For the Three and
               Six Months Ended September 30, 1997 and 1996                    2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30,
              1997                                                             3

          Combined Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 1997 and 1996                         4

          Notes to Combined Financial Statements (Unaudited)                   5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

PART II - OTHER INFORMATION

Items 1-6                                                                     14

SIGNATURE                                                                     15

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                             COMBINED BALANCE SHEETS



                                                                   September 30,              March 31,
                                                                       1997                     1997
                                                                    (Unaudited)
Assets                                                               (Note 1)

Cash and cash equivalents                                          $      542,914         $      449,567
Mortgagee escrow deposits                                                   5,948                      -
Tenant security deposit escrow                                              2,886                      -
Investments in Local Limited Partnerships (Note 2)                     28,299,135             30,531,768
Marketable securities, at fair value                                    2,807,734              2,840,127
Rental property at cost, net of
   accumulated depreciation (Note 3)                                      960,104                      -
Replacement reserve escrow                                                  1,805                      -
Other assets                                                               47,043                 50,033
                                                                   --------------         --------------
     Total Assets                                                  $   32,667,569         $   33,871,495
                                                                   ==============         ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                     $       67,933         $       88,227
Accounts payable and accrued expenses                                      58,900                 35,692
Mortgage notes payable (Note 4)                                           711,747                      -
Tenant security deposits payable                                            2,886                      -
Deferred revenue                                                          156,635                174,357
                                                                   --------------         --------------
     Total Liabilities                                                    998,101                298,276
                                                                   --------------         --------------

Minority interest in Local Limited Partnership                            134,903                      -
                                                                   --------------         --------------

General, Initial and Investor Limited Partners' Equity                 31,552,385             33,615,539
Net unrealized losses on marketable securities                            (17,820)               (42,320)
                                                                   --------------         --------------
     Total Partners' Equity                                            31,534,565             33,573,219
                                                                   --------------         --------------
     Total Liabilities and Partners' Equity                        $   32,667,569         $   33,871,495
                                                                   ==============         ==============


The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           For the Three and Six Months Ended September 30, 1997 and 1996

                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,          September 30,      September 30,
                                          1997                 1996                   1997               1996
                                      -------------        -------------          ------------      ---------
                                                                                     (Note 1)

Revenue:
  Rental                               $     29,508         $          -          $     39,309      $          -
  Investment                                 46,708               48,440                91,136            96,834
  Other                                       1,828                  100                 3,771             8,926
                                       ------------         ------------          ------------      ------------
       Total Revenue                         78,044               48,540               134,216           105,760
                                       ------------         ------------          ------------      ------------


Expenses:
  General and administrative
   (includes reimbursements
   to an affiliate in the amounts
   of $66,880 and $61,237
   in 1997 and 1996, respectively)           50,474               60,184               118,639           129,364
  Asset management fees,
   related party                             59,177               57,286               118,354           114,572
  Rental operations, exclusive
    of depreciation                           7,543                    -                 9,518                 -
  Property Management fee, related
    party                                     1,801                    -                 2,391                 -
  Interest                                   20,482                    -                27,319                 -
  Depreciation                               10,589                    -                14,119                 -
  Amortization                                7,322                7,551                14,645            15,180
                                       ------------         ------------          ------------      ------------
       Total Expenses                       157,388              125,021               304,985           259,116
                                       ------------         ------------          ------------      ------------

Loss before equity in
  losses of Local Limited
  Partnerships                              (79,344)             (76,481)             (170,769)         (153,356)

Minority interest in losses of
  Local Limited Partnership                     104                    -                   135                 -

Equity in losses of Local
  Limited Partnerships (Note 2)            (866,762)          (1,121,964)           (1,892,520)       (2,153,405)
                                       ------------         ------------          ------------      ------------

Net Loss                               $   (946,002)        $ (1,198,445)         $ (2,063,154)     $ (2,306,761)
                                       ============         ============          ============      ============

Net Loss allocated:
  To General Partners                  $     (9,460)        $    (11,985)         $    (20,632)     $    (23,068)
  To Limited Partners                      (936,542)          (1,186,460)           (2,042,522)       (2,283,693)
                                       ------------         ------------          ------------      ------------
                                       $   (946,002)        $ (1,198,445)         $ (2,063,154)     $ (2,306,761)
                                       ============         ============          ============      ============
Net Loss per Limited Partnership
Unit (68,929 Units)                    $    (13.58)         $    (17.21)          $    (29.63)      $     (33.13)
                                       ===========          ===========           ============      ============

The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1997


                                                  Initial         Investor             Net
                                  General         Limited          Limited         Unrealized
                                 Partners        Partners         Partners           Losses             Total

Balance at March 31, 1997       $ (255,951)       $5,000        $ 33,866,490        $ (42,320)       $33,573,219

Net change in net unrealized
   losses on marketable
   securities available for sale         -             -                   -           24,500             24,500

Net Loss                           (20,632)            -          (2,042,522)               -         (2,063,154)
                                ----------        ------        ------------        ---------      -------------

Balance at September 30, 1997   $ (276,583)       $5,000        $ 31,823,968        $ (17,820)     $  31,534,565
                                ==========        ======        ============        =========      =============

The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1997 and 1996




                                                                                  1997                  1996
                                                                              -----------           --------
                                                                                (Note 1)

Net cash used for operating activities                                          $(187,655)          $ (153,933)
                                                                                ---------           ----------

Cash flows from investing activities:
  Purchases of marketable securities                                           (1,693,360)            (455,427)
  Proceeds from sales and maturities of marketable securities                   1,750,431              641,126
  Cash distributions received from Local
    Limited Partnerships                                                          208,309               46,496
  Cash received upon assumption of
    General Partner interest in a Combined Entity                                     937                    -
                                                                                ---------           ----------
     Net cash provided by investing activities                                    266,317              232,195
                                                                                ---------           ----------

Cash flows from financing activities:
  General Partner contribution                                                     16,045                    -
  Payment of mortgage principal                                                    (1,360)                   -
                                                                                ---------           ----------
     Net cash provided by financing activities                                     14,685                    -
                                                                                ---------           ----------

Net increase in cash and cash equivalents                                          93,347               78,262

Cash and cash equivalents, beginning                                              449,567              243,644
                                                                                ---------           ----------

Cash and cash equivalents, ending                                               $ 542,914           $  321,906
                                                                                =========           ==========

Supplemental disclosure:

  Cash paid for interest                                                        $  40,994           $        -
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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at September 30, 1997:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                                $  55,219,511

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $44,751)                                                                            (26,850,629)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (939,472)

Investments in Local Limited Partnerships
   before adjustment                                                                              27,429,410

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,039,751

    Accumulated amortization of acquisition
      fees and expenses                                                                             (170,026)

Investments in Local Limited Partnerships                                                      $  28,299,135
                                                                                               =============

The Partnership's share of the net losses of the Local Limited Partnership's for the six months ended September 30, 1997 is $1,935,128. For the six months ended September 30, 1997, the Partnership has not recognized $42,608 of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.


3.   Rental Property

Real estate and personal property belonging to Burbank are recorded at cost, the components of which are as follows at September 30, 1997:


Buildings and Improvements                                               $ 1,164,939
 Land                                                                         42,000
                                                                         -----------
                                                                           1,206,939
Less:  accumulated depreciation                                              246,835
                                                                         -----------
Total                                                                    $   960,104
                                                                         ===========

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Mortgage Notes Payable

Long-term debt for Burbank consists of a primary mortgage note for $750,000 amortized over a 30 year payment schedule, at a rate of 11.5%. Monthly payments of principal and interest began in September, 1991 for $7,427, with a ballon payment due in year 2005. On February 26, 1994, the Mortgage Holder reduced the interest rate to 8% for a period of two years. The monthly payment was changed to $5,564 plus a tax escrow for $2,000. The prior monthly payment amount and interest rate was reinstated at February 26, 1996. The mortgage note payable as of June 30, 1997 is $711,747.

Approximate principal payments to be made on the mortgage note for each of the next five years and thereafter are as follows:


                           Year ended December 31:

                           1997                           $       2,647
                           1998                                   5,240
                           1999                                   5,875
                           2000                                   6,587
                           2001                                   7,385
                           Thereafter                           684,013
                                                          -------------
                                                          $     711,747


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


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                                      Balance Sheets

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                               L.P V (A)         (Burbank) (B)     Eliminations         Combined

Assets

Cash and cash equivalents                      $    542,764      $           150    $           -      $    542,914
Mortgagee escrow deposits                                 -                5,948                -             5,948
Tenant security deposit escrow                            -                2,886                -             2,886
Investments in Local
   Limited Partnerships, net                     28,402,937                    -         (103,802)       28,299,135
Marketable securities, at fair value              2,807,734                    -                -         2,807,734
Rental property at cost, net of
   accumulated depreciation                               -              960,104                -           960,104
Replacement reserve escrow                                -                1,805                -             1,805
Other assets                                         47,043                    -                -            47,043
                                               ------------      ---------------    -------------      ------------
     Total Assets                              $ 31,800,478      $       970,893    $    (103,802)     $ 32,667,569
                                               ============      ===============    =============      ============

Liabilities and Partners' Equity (Deficiency)

Accounts payable to affiliates                 $     67,933      $             -    $           -      $     67,933
Accounts payable and accrued expenses                41,345               17,555                -            58,900
Mortgage notes payable                                    -              711,747                -           711,747
Tenant security deposits payable                          -                2,886                -             2,886
Deferred revenue                                    156,635                    -                -           156,635
                                               ------------      ---------------    -------------      ------------
     Total Liabilities                              265,913              732,188                -           998,101
                                               ------------      ---------------    -------------      ------------

Minority interest in Local Limited
   Partnership                                            -                    -          134,903           134,903
                                               ------------      ---------------    -------------      ------------

General, Initial, and Investor
   Limited Partners' Equity                      31,552,385              238,705         (238,705)       31,552,385
Net unrealized losses on
   marketable securities                            (17,820)                   -                -           (17,820)
                                               ------------      ---------------    -------------      ------------
     Total Partners' Equity                      31,534,565              238,705         (238,705)       31,534,565
                                               ------------      ---------------    -------------      ------------
     Total Liabilities and Partners' Equity    $ 31,800,478      $       970,893    $   _(103,802)     $ 32,667,569
                                               ============      ===============    =============      ============

(A) As of September 30, 1997.
(B) As of June 30, 1997.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                      Statements of Operations
                             For the Three Months Ended September 30, 1997

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                              L.P. V (A)           (Burbank) (B)    Eliminations         Combined

Revenue:
   Rental                                   $             -      $        29,508    $           -      $     29,508
   Investment                                        46,680                   28                -            46,708
   Other                                              1,350                  478                -             1,828
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   48,030               30,014                -            78,044
                                            ---------------      ---------------    -------------      ------------

Expenses:
   General and administrative                        50,474                    -                -            50,474
   Asset management fees, related party              59,177                    -                -            59,177
   Rental operations, exclusive of depreciation           -                7,543                -             7,543
   Property management fee,
     related party                                        -                1,801                -             1,801
   Interest                                               -               20,482                -            20,482
   Depreciation                                           -               10,589                -            10,589
   Amortization                                       7,322                    -                -             7,322
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 116,973               40,415                -           157,388
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                             (68,943)             (10,401)               -           (79,344)

Minority interest in losses of
   Local Limited Partnership                              -                    -              104               104

Equity in losses of Local Limited
   Partnerships                                    (877,059)                   -           10,297          (866,762)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $      (946,002)     $       (10,401)   $      10,401      $   (946,002)
                                            ===============      ===============    =============      ============

(A) For the three months  ended  September  30,  1997.
(B) For the three months ended June 30, 1997.

        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                      Statements of Operations
                             For the Six Months Ended September 30, 1997

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                              L.P. V (A)           (Burbank) (B)    Eliminations        Combined

Revenue:
   Rental                                   $             -      $        39,309    $           -      $     39,309
   Investment                                        91,108                   28                -            91,136
   Other                                              3,253                  518                -             3,771
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   94,361               39,855                -           134,216
                                            ---------------      ---------------    -------------      ------------

Expenses:
   General and administrative                       118,639                    -                -           118,639
   Asset management fees, related party             118,354                    -                -           118,354
   Rental operations, exclusive of depreciation           -                9,518                -             9,518
   Property management fee,
     related party                                        -                2,391                -             2,391
   Interest                                               -               27,319                -            27,319
   Depreciation                                           -               14,119                -            14,119
   Amortization                                      14,645                    -                -            14,645
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 251,638               53,347                -           304,985
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (157,277)             (13,492)               -          (170,769)

Minority interest in losses of
   Local Limited Partnership                              -                    -              135               135

Equity in losses of Local Limited
   Partnerships                                  (1,905,877)                   -           13,357        (1,892,520)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (2,063,154)     $       (13,492)   $      13,492      $ (2,063,154)
                                            ===============      ===============    =============      ============


(A) For the six months ended  September  30,  1997.
(B) For the period March 1, 1997 through June 30, 1997.

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


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                 Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits              House
                                              L.P. V (A)           (Burbank) (B)    Eliminations        Combined

Net cash used for
   operating activities                      $  (172,183)         $    (15,472)     $          -       $   (187,655)
                                             -----------          ------------      ------------       ------------

Cash flows from investing activities:
   Purchases of marketable securities         (1,693,360)                    -                 -         (1,693,360)
   Proceeds from sales and maturities
     of marketable securities                  1,750,431                     -                 -          1,750,431
   Cash distributions received from
     Local Limited Partnerships                  208,309                     -                 -            208,309
   Cash received upon assumption
     of General Partner interest
     in a Combined Entity                              -                   937                 -                937
                                             -----------          ------------      ------------       ------------
Net cash provided by
     investing activities                        265,380                   937                 -            266,317
                                             -----------          ------------      ------------       ------------

Cash flows from financing activities:
   General Partner contribution                        -                16,045                 -             16,045
   Payment of mortgage principal                       -                (1,360)                -             (1,360)
                                             -----------          ------------      ------------       ------------
Net cash provided by financing activities              -                14,685                 -             14,685
                                             -----------          ------------      ------------       ------------

Net increase (decrease) in cash
   and cash equivalents                           93,197                   150                 -             93,347

Cash and cash equivalents, beginning             449,567                     0                 -            449,567
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $   542,764          $        150      $          -       $    542,914
                                             ===========          ============      ============       ============

(A) For the six months ended  September  30,  1997.
(B) For the period March 1, 1997 through June 30, 1997.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1997, the Partnership, including the combined entity, had cash and cash equivalents of $542,914, compared with $449,567 at March 31, 1997. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations and purchases of marketable securities.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1997 , the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1997.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1997 resulted in a net loss of $946,002 and $2,063,154 as compared to a net loss of $1,198,445 and $2,306,761 for the same periods in 1996. The decrease in net loss is primarily attributable to an increase in rental revenue and a decrease in equity in losses of Local Limited Partnerships. These changes are offset by an increase in rental operations, interest and depreciation expenses. The increases in rental revenue, rental operations, interest and depreciation, as well as the decrease in equity in losses of Local Limited Partnerships, are due to the combination of Wheeler House as of March 1, 1997.

The remaining decrease in equity in losses is due to a decrease in interest expense resulting from refinancings at Local Limited Partnerships, offset by an increase in operating expenses and a decrease in rental revenue, due to changes in local rental markets. These results of operations are expected to stabilize now that Wheeler House has combined.

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

The Local General Partner for Wheeler House in Nashua, New Hampshire was replaced by an affiliate of the Managing General Partner with the approval of the lender after the Local General Partner filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner is seeking to replace the Local General Partner as management agent of the property as well. The Local General Partner's bankruptcy status has not affected the property. Operations remain stable at 100% occupancy.

Historic New Center in Detroit,  Michigan,  is generating operating deficits due to low occupancy and collection problems. The Managing General Partner, Local General Partner and property manager are working to improve collections and are working with the lender to obtain debt service relief through a loan modification. Occupancy as of June 30, 1997 was 83%.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 1997           BOSTON FINANCIAL QUALIFIED HOUSING
                                    TAX CREDITS L.P. V

                            By:     Arch Street V, Inc.,
                                    its Managing General Partner



                                    /s/William E. Haynsworth
                                    William E. Haynsworth
                                    Managing Director, Vice President and
                                    Chief Operating Officer