Form 10-Q
period 1997-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1998-02-12
CIK 852953

February 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended December 31, 1997
      File No. 0-19706



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,


/s/George Fondulis
George Fondulis
Assistant Controller






QH5-Q3.DOC

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

For the quarterly period ended    December 31, 1997
                               -----------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from             to

For Quarter Ended   December 31, 1997    Commission file number         0-19706
                  --------------------                         ----------------

                 Boston  Financial Qualified Housing Tax Credits L.P. V
                   (Exact name of registrant as specified in its charter)


  Massachusetts                                             04-3054464
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 101 Arch Street, Boston, MA                                  02110-1106
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                   -------------------------

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------

Item 1.   Financial Statements

          Combined Balance Sheets - December 31, 1997 (Unaudited) and
              March 31, 1997                                                 1

          Combined Statements of Operations (Unaudited) - For the Three and
              Nine Months Ended December 31, 1997 and 1996                   2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31,
              1997                                                           3

          Combined Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 1997 and 1996                        4

          Notes to Combined Financial Statements (Unaudited)                 5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           12

PART II - OTHER INFORMATION

Items 1-6                                                                   14

SIGNATURE                                                                   15

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                             COMBINED BALANCE SHEETS



                                                                   December 31,               March 31,
                                                                       1997                     1997
                                                                    (Unaudited)
                                                                     (Note 1)
Assets

Cash and cash equivalents                                          $      384,407         $      449,567
Mortgagee escrow deposits                                                   7,130                      -
Tenant security deposit escrow                                              2,886                      -
Investments in Local Limited Partnerships, net (Note 2)                27,185,132             30,531,768
Marketable securities, at fair value                                    2,876,887              2,840,127
Rental property at cost, net of
   accumulated depreciation (Note 3)                                      949,515                      -
Replacement reserve escrow                                                  2,345                      -
Other assets                                                               46,010                 50,033
                                                                   --------------         --------------
     Total Assets                                                  $   31,454,312         $   33,871,495
                                                                   ==============         ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                     $        9,245         $       88,227
Accounts payable and accrued expenses                                      67,853                 35,692
Mortgage note payable (Note 4)                                            710,691                      -
Tenant security deposits payable                                            2,886                      -
Deferred revenue                                                          158,724                174,357
                                                                   --------------         --------------
     Total Liabilities                                                    949,399                298,276
                                                                   --------------         --------------

Minority interest in Local Limited Partnership                            134,817                      -
                                                                   --------------         --------------

General, Initial and Investor Limited Partners' Equity                 30,383,417             33,615,539
Net unrealized losses on marketable securities                            (13,321)               (42,320)
                                                                   --------------         --------------
     Total Partners' Equity                                            30,370,096             33,573,219
                                                                   --------------         --------------
     Total Liabilities and Partners' Equity                        $   31,454,312         $   33,871,495
                                                                   ==============         ==============

 The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            For the Three and Nine Months Ended December 31, 1997 and 1996

                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          1997                 1996                   1997               1996
                                      -------------        -------------          ------------      ---------

Revenue:
  Rental                               $     28,733         $          -          $     68,042      $          -
  Investment                                 45,856               21,135               136,992           117,969
  Other                                      19,076              (15,015)               22,847            (6,089)
                                       ------------         ------------          ------------      ------------
       Total Revenue                         93,665                6,120               227,881           111,880
                                       ------------         ------------          ------------      ------------


Expenses:
  General and administrative
   (includes reimbursements
   to an affiliate in the amounts
   of $92,550 and $80,029
   in 1997 and 1996, respectively)           52,038               42,468               170,677           171,832
  Asset management fees,
   related party                             59,177               57,286               177,531           171,858
  Rental operations, exclusive
    of depreciation                           4,728                    -                14,246                 -
  Property management fee, related
    party                                     1,731                    -                 4,122                 -
  Interest                                   20,453                    -                47,772                 -
  Depreciation                               10,589                    -                24,708                 -
  Amortization                                7,323                7,018                21,968            22,198
                                       ------------         ------------          ------------      ------------
       Total Expenses                       156,039              106,772               461,024           365,888
                                       ------------         ------------          ------------      ------------

Loss before equity in
  losses of Local Limited
  Partnerships                              (62,374)            (100,652)             (233,143)         (254,008)

Minority interest in losses of
  Local Limited Partnership                      86                    -                   221                 -

Equity in losses of Local
  Limited Partnerships                   (1,106,680)            (807,822)           (2,999,200)       (2,961,227)
                                       ------------         ------------          ------------      ------------

Net Loss                               $ (1,168,968)        $   (908,474)         $ (3,232,122)     $ (3,215,235)
                                       ============         ============          ============      ============

Net Loss allocated:
  To General Partners                  $    (11,689)        $     (9,084)         $    (32,321)     $    (32,152)
  To Limited Partners                    (1,157,279)            (899,390)           (3,199,801)       (3,183,083)
                                       ------------         ------------          ------------      ------------
                                       $ (1,168,968)        $   (908,474)         $ (3,232,122)     $ (3,215,235)
                                       ============         ============          ============      ============
Net Loss per Limited Partnership
Unit (68,929 Units)                    $    (16.80)         $    (13.05)          $    (46.43)      $     (46.18)
                                       ===========          ===========           ===========       ============

 The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1997


                                                  Initial         Investor             Net
                                  General         Limited          Limited         Unrealized
                                 Partners        Partners         Partners           Losses             Total

Balance at March 31, 1997       $ (255,951)       $5,000        $ 33,866,490        $ (42,320)       $33,573,219

Net change in net unrealized
   losses on marketable
   securities available for sale         -             -                   -           28,999             28,999

Net Loss                           (32,321)            -          (3,199,801)               -         (3,232,122)
                                ----------        ------        ------------        ---------      -------------

Balance at December 31, 1997    $ (288,272)       $5,000        $ 30,666,689        $ (13,321)     $  30,370,096
                                ==========        ======        ============        =========      =============

 The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1997 and 1996



                                                                                  1997                  1996
                                                                             ---------------      ----------
                                                                                (Note 1)


Net cash used for operating activities                                       $      (280,420)     $    (206,708)
                                                                             ---------------      -------------

Cash flows from investing activities:
  Purchases of marketable securities                                              (2,190,434)          (455,427)
  Proceeds from sales and maturities of marketable securities                      2,183,015            767,536
  Cash distributions received from Local
     Limited Partnerships                                                            208,309            152,335
  Replacement reserve deposits                                                          (196)                 -
  Cash received upon assumption of
     General Partner interest in a Combined Entity                                       937                  -
                                                                             ---------------      -------------
        Net cash provided by investing activities                                    201,631            464,444
                                                                             ---------------      -------------

Cash flows from financing activities:
  General Partner contribution                                                        16,045                  -
  Payment of mortgage principal                                                       (2,416)                 -
                                                                             ---------------      -------------
     Net cash provided by financing activities                                        13,629                  -
                                                                             ---------------      -------------

Net increase (decrease) in cash and cash equivalents                                 (65,160)           257,736

Cash and cash equivalents, beginning                                                 449,567            243,644
                                                                             ---------------      -------------

Cash and cash equivalents, ending                                            $       384,407      $     501,380
                                                                             ===============      =============

Supplemental disclosure:
Cash paid for interest                                                       $        47,772      $           -
                                                                             ===============      =============

 The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)





                   Notes to the Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1997 and 1996.

1.   Significant Accounting Policies

Basis of Presentation and Combination

On March 1, 1997, an affiliate of the Partnership's Managing General Partner, Boston Financial GP1-LLC, became the Local General Partner of Burbank Limited Partnership I ("Wheeler House"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Wheeler House is an affiliate of the Partnership, these combined financial statements include all activity of Wheeler House beginning on March 1, 1997. All significant intercompany balances and transactions have been eliminated.

Rental Property

Rental property of Wheeler House is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Rental Income

Rental income, principally from short-term leases on apartment units, is recognized as income under the operating method as the rentals become due.


2.   Investments in Local Limited Partnerships

The Partnership has acquired interests in twenty-six Local Limited Partnerships, excluding Wheeler House, which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at December 31, 1997:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                                $  55,219,511

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $64,077)                                                                            (27,957,309)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (939,472)
                                                                                                 ------------

Investments in Local Limited Partnerships
   before adjustment                                                                              26,322,730

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,039,751

    Accumulated amortization of acquisition
      fees and expenses                                                                             (177,349)
                                                                                                 ------------

Investments in Local Limited Partnerships                                                      $  27,185,132
                                                                                               =============

The Partnership's share of the net losses of the Local Limited Partnership's for the nine months ended December 31, 1997 is $3,061,134. For the nine months ended December 31, 1997, the Partnership has not recognized $61,934 of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.


3.   Rental Property

Real estate and personal property belonging to Wheeler House are recorded at cost, the components of which are as follows at December 31, 1997:


Buildings and Improvements                                               $ 1,164,939
 Land                                                                         42,000
                                                                         -----------
                                                                           1,206,939
Less:  accumulated depreciation                                             (257,424)
                                                                         -----------
Total                                                                    $   949,515
                                                                         ===========

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Mortgage Note Payable

Long-term debt for Wheeler House consists of a primary mortgage note for $750,000 amortized over a 30 year payment schedule, at a rate of 11.5%. Monthly payments of principal and interest began in September, 1991 for $7,427, with a balloon payment due in year 2005. On February 26, 1994, the Mortgage Holder reduced the interest rate to 8% for a period of two years. The monthly payment was changed to $5,564 plus a tax escrow for $2,000. The prior monthly payment amount and interest rate was reinstated at February 26, 1996. The mortgage note payable as of September 30, 1997 is $710,691.

Approximate principal payments to be made on the mortgage note for each of the next five years and thereafter are as follows:


                           Year ended December 31:

                           1997                           $       1,591
                           1998                                   5,240
                           1999                                   5,875
                           2000                                   6,587
                           2001                                   7,385
                           Thereafter                           684,013
                                                          -------------
                                                          $     710,691
                                                          =============


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


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                                      Balance Sheets

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                               L.P V (A)         (Burbank) (B)      Eliminations        Combined

Assets

Cash and cash equivalents                      $    384,007      $           400    $           -      $    384,407
Mortgagee escrow deposits                                 -                7,130                -             7,130
Tenant security deposit escrow                            -                2,886                -             2,886
Investments in Local
   Limited Partnerships, net                     27,280,371                    -          (95,239)       27,185,132
Marketable securities, at fair value              2,876,887                    -                -         2,876,887
Rental property at cost, net of
   accumulated depreciation                               -              949,515                -           949,515
Replacement reserve escrow                                -                2,345                -             2,345
Other assets                                         46,010                    -                -            46,010
                                               ------------      ---------------    -------------      ------------
     Total Assets                              $ 30,587,275      $       962,276    $     (95,239)     $ 31,454,312
                                               ============      ===============    =============      ============

Liabilities and Partners' Equity

Accounts payable to affiliates                 $      9,245      $             -    $           -      $      9,245
Accounts payable and accrued expenses                49,210               18,643                -            67,853
Mortgage note payable                                     -              710,691                -           710,691
Tenant security deposits payable                          -                2,886                -             2,886
Deferred revenue                                    158,724                    -                -           158,724
                                               ------------      ---------------    -------------      ------------
     Total Liabilities                              217,179              732,220                -           949,399
                                               ------------      ---------------    -------------      ------------

Minority interest in Local Limited
   Partnership                                            -                    -          134,817           134,817
                                               ------------      ---------------    -------------      ------------

General, Initial, and Investor
   Limited Partners' Equity                      30,383,417              230,056         (230,056)       30,383,417
Net unrealized losses on
   marketable securities                            (13,321)                   -                -           (13,321)
                                               ------------      ---------------    -------------      ------------
     Total Partners' Equity                      30,370,096              230,056         (230,056)       30,370,096
                                               ------------      ---------------    -------------      ------------
     Total Liabilities and Partners' Equity    $ 30,587,275      $       962,276    $     (95,239)     $ 31,454,312
                                               ============      ===============    =============      ============

(A) As of December 31, 1997. (B) As of September 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                 Statements of Operations
                                       For the Three Months Ended December 31, 1997

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                               L.P. V (A)           (Burbank) (B)    Eliminations        Combined

Revenue:
   Rental                                   $             -      $        28,733    $           -      $     28,733
   Investment                                        45,826                   30                -            45,856
   Other                                             18,987                   89                -            19,076
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   64,813               28,852                -            93,665
                                            ---------------      ---------------    -------------      ------------

Expenses:
   General and administrative                        52,038                    -                -            52,038
   Asset management fees, related party              59,177                    -                -            59,177
   Rental operations, exclusive of depreciation           -                4,728                -             4,728
   Property management fee,
     related party                                        -                1,731                -             1,731
   Interest                                               -               20,453                -            20,453
   Depreciation                                           -               10,589                -            10,589
   Amortization                                       7,323                    -                -             7,323
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 118,538               37,501                -           156,039
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                             (53,725)              (8,649)               -           (62,374)

Minority interest in losses of
   Local Limited Partnership                              -                    -               86                86

Equity in losses of Local Limited
   Partnerships                                  (1,115,243)                   -            8,563        (1,106,680)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (1,168,968)     $        (8,649)   $       8,649      $ (1,168,968)
                                            ===============      ===============    =============      ============

(A) For the three months ended December 31, 1997. (B) For the three months ended September 30, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                 Statements of Operations
                                   For the Nine Months Ended December 31, 1997

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                               L.P. V (A)           (Burbank) (B)    Eliminations        Combined

Revenue:
   Rental                                   $             -      $        68,042    $           -      $     68,042
   Investment                                       136,934                   58                -           136,992
   Other                                             22,240                  607                -            22,847
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  159,174               68,707                -           227,881
                                            ---------------      ---------------    -------------      ------------

Expenses:
   General and administrative                       170,677                    -                -           170,677
   Asset management fees, related party             177,531                    -                -           177,531
   Rental operations, exclusive of depreciation           -               14,246                -            14,246
   Property management fee,
     related party                                        -                4,122                -             4,122
   Interest                                               -               47,772                -            47,772
   Depreciation                                           -               24,708                -            24,708
   Amortization                                      21,968                    -                -            21,968
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 370,176               90,848                -           461,024
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (211,002)             (22,141)               -          (233,143)

Minority interest in losses of
   Local Limited Partnership                              -                    -              221               221

Equity in losses of Local Limited
   Partnerships                                  (3,021,120)                   -           21,920        (2,999,200)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (3,232,122)     $       (22,141)   $      22,141      $ (3,232,122)
                                            ===============      ===============    =============      ============

(A) For the nine months ended December 31, 1997. (B) For the period March 1, 1997 through September 30, 1997.

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


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)


                                                 Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits              House
                                              L.P. V (A)           (Burbank) (B)    Eliminations        Combined

Net cash used for
   operating activities                      $  (266,450)         $    (13,970)     $          -       $   (280,420)
                                             -----------          ------------      ------------       ------------

Cash flows from investing activities:
   Purchases of marketable securities         (2,190,434)                    -                 -         (2,190,434)
   Proceeds from sales and maturities
     of marketable securities                  2,183,015                     -                 -          2,183,015
   Cash distributions received from
     Local Limited Partnerships                  208,309                     -                 -            208,309
   Replacement reserve deposits                        -                  (196)                -               (196)
   Cash received upon assumption
     of General Partner interest
     in a Combined Entity                              -                   937                 -                937
                                             -----------          ------------      ------------       ------------
   Net cash provided by
     investing activities                        200,890                   741                 -            201,631
                                             -----------          ------------      ------------       ------------

Cash flows from financing activities:
   General Partner contribution                        -                16,045                 -             16,045
   Payment of mortgage principal                       -                (2,416)                -             (2,416)
                                             -----------          ------------      ------------       ------------
   Net cash provided by financing activities                            13,629                 -             13,629
                                             -----------          ------------      ------------       ------------

Net increase (decrease) in cash
   and cash equivalents                          (65,560)                  400                 -            (65,160)

Cash and cash equivalents, beginning             449,567                     -                 -            449,567
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $   384,007          $        400      $          -       $    384,407
                                             ===========          ============      ============       ============

(A) For the nine months ended December 31, 1997. (B) For the period March 1, 1997 through September 30, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1997, the Partnership, including the combined entity, had cash and cash equivalents of $384,407, compared with $449,567 at March 31, 1997. The decrease is attributable to net cash used for operations and purchases of marketable securities, partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

Approximately $2,732,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1997.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1997 resulted in a net loss of $1,168,968 and $3,232,122, as compared to a net loss of $908,474 and $3,215,235 for the same periods in 1996. The increase in net loss is primarily attributable to increases in equity in losses of Local Limited Partnerships, rental operations, interest and depreciation expenses. These changes are offset by increases in rental revenue, investment and other revenue. The increase in equity in losses of Local Limited Partnerships is attributable to an increase in operating expenses and a decrease in rental revenue due to changes in local rental markets. The increases in rental revenue, rental operations, interest and depreciation are due to the combination of Wheeler House at March 1, 1997. The increase in investment revenue is due to the increased volume of marketable securities and favorable market conditions. The increase in other revenue is due to a reclassification in 1996 of a prior year distribution. These results of operations are expected to stabilize now that Wheeler House has combined.

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

As previously reported, the Local General Partner for Wheeler House in Nashua, New Hampshire was replaced by an affiliate of the Managing General Partner with the approval of the lender after the Local General Partner filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner has replaced the Local General Partner as management agent of the property with an unaffiliated management agent. The Local General Partner's bankruptcy status has not affected the property. Operations remain stable and occupancy is at 94%.

Historic New Center in Detroit, Michigan is generating operating deficits due to low occupancy and collection problems. The Managing General Partner, Local General Partner and property manager are working to improve collections. In October 1997, a new site manager was hired to focus on marketing and collections as well as improvements to the appearance of the property. Further, the Managing General Partner and the Local General Partner are in negotiations with the lender to obtain debt service relief through a loan modification. Occupancy is currently 94%.

Westgate, located in North Dakota, has been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the Local General Partner whom has raised some concerns over the long-term financial health of the property. In an effort to reduce possible future risk, the Managing General Partner recently consummated the transfer of 50% of the Partnership's capital and profits in Westgate to an affiliate of the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 13, 1998            BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. V

                                     By:     Arch Street V, Inc.,
                                             its Managing General Partner



                                     /s/William E. Haynsworth
                                     William E. Haynsworth
                                     Managing Director, Vice President and
                                     Chief Operating Officer