Form 10-K
period 1998-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1998-06-29
CIK 852953

June 29, 1998




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-K for the Year Ended March 31, 1998 Commission File Number 0-19706


Dear Sir / Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,



/s/Dianne Groark
Dianne Groark
Assistant Controller



QH510K-K

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number
March 31, 1998                                                    0-19706

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V (Exact name of registrant as specified in its charter)

      Massachusetts                                               04-3054464
(State of organization)                                        (I.R.S. Employer
                                                             Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                          02110-1106
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                                         $60,904,650 as of March 31, 1998

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY
OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

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

     "Estimated Use of Proceeds"                               Part III, Item 13

     "Management Compensations and Fees"                       Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                          Part III, Item 13

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)

                               ANNUAL REPORT ON FORM 10-K
                           FOR THE YEAR ENDED MARCH 31, 1998


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

PART IV

     Item 14     Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                       K-23

SIGNATURES                                                                  K-24

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

The Partnership is engaged solely in the business of real estate investment. On March 1, 1997, an affiliate of the Partnership's Managing General Partner, Boston Financial GP1-LLC, became the Local General Partner of Burbank Limited Partnership I ("Burbank"). As a result, the Partnership was deemed to have control over Burbank (the "Combined Entity") and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Partnership's operating results, not the business of the Partnership. Accordingly, presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

                                   TABLE A

                            SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                 Date
   Properties Owned by Local                                                                   Interest
     Limited Partnerships*                               Location                              Acquired
--------------------------------                   ----------------------                    --------------

Strathern Park/Lorne Park (1)                     Los Angeles, CA                             07/05/90
Park Caton                                        Catonsville, MD                             08/17/90
Cedar Lane I                                      London, KY                                  09/10/90
Silver Creek II                                   Berea, KY                                   08/15/90
Rosecliff                                         Sanford, FL                                 09/18/90
Brookwood                                         Ypsilanti, MI                               10/01/90
Oaks of Dunlop                                    Colonial Heights, VA                        01/01/91
Water Oak                                         Orange City, FL                             01/01/91
Yester Oaks                                       Lafayette, GA                               01/01/91
Ocean View                                        Fernandina Beach, FL                        01/01/91
Wheeler House                                     Nashua, NH                                  01/01/91
Archer Village                                    Archer, FL                                  01/01/91
Timothy House                                     Towson, MD                                  03/05/91
Westover Station                                  Newport News, VA                            03/30/91
Carib III                                         St. Croix, VI                               03/21/91
Carib II                                          St. Croix, VI                               03/01/91
Whispering Trace                                  Woodstock, GA                               05/01/91
New Center                                        Detroit, MI                                 06/27/91
Huguenot Park                                     New Paltz, NY                               06/26/91
Hillwood Pointe                                   Jacksonville, FL                            07/19/91
Pinewood Pointe                                   Jacksonville, FL                            07/31/91
Westgate                                          Bismark, ND                                 07/25/91
Woodlake Hills                                    Pontiac, MI                                 08/01/91
Bixel House                                       Los Angeles, CA                             07/31/91
Magnolia Villas                                   North Hollywood, CA                         07/31/91
Schumaker Place                                   Salisbury, MD                               09/20/91
Circle Terrace                                    Lansdowne, MD                               12/06/91

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1998, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Timothy House and Maidens Choice, representing 10.05%, have Shelter Development Corp. as Local General Partner; (ii) Hillwood Pointe, Pinewood Pointe and Whispering Trace, representing 11.89%, have Flournoy Development Co. as Local General Partner; (iii) Silver Creek and Cedar Lane, representing .87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak, Yester Oaks and Ocean View, representing 1.71%, have Seals & Associates, Inc. & E. Lamar Seals as Local General Partners; (v) Bixel House and Harmony Apartments, representing 7.05%, have Julian Weinstock Construction Co., Inc. as Local General Partner; and (vi) Carib Villas II and Carib Villas III, representing 1.21%, have First Centrum Corp. as Local General Partner (BF Lansing Limited Partnership, an affiliate of the Managing General Partner, became the Administrative General Partner in Carib Villas II and Carib Villas III on January 31, 1993). The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

The Properties owned by the Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and local conditions, such as competitive over-building, or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

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

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-seven Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Westgate and Huguenot Park, where the Partnership's ownership interest is 95%, 49.5% and 88.6%, respectively.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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



                                                        Capital Contributions
                                                      Total             Paid          Mortgage loans                      Occupancy
Local Limited Partnership           Number         Committed at         through          payable at         Type               at
Property Name                        of              March 31,          March 31,       December 31,         of            March 31,
Property Location                 Apt. Units            1998             1998             1997             Subsidy*          1998
-------------------------         -----------      --------------  --------------     ---------------    -------------    ----------

Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                       241           $8,418,667        $8,418,667       $17,482,959           None                99%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD                       101            2,513,300         2,513,300         4,036,347           None                96%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                             36              288,587           288,587         1,115,791           None               100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                              24              193,278           193,278           770,058           None               100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                           168            3,604,720         3,604,720         5,591,237           None                98%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                          81            2,373,295         2,373,295         3,040,777           None                96%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                        40              293,519           293,519         1,258,505           None               100%





                                                         Capital Contributions
                                                          Total           Paid          Mortgage loans                    Occupancy
Local Limited Partnership            Number           Committed at       through          payable at          Type             at
Property Name                          of              March 31,        March 31,        December 31,         of          March 31,
Property Location                  Apt. Units             1998            1998              1997             Subsidy*         1998
----------------------------      ------------      --------------    ------------     ---------------     ----------   ------------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                         44              319,254            319,254          1,289,338          FmHA                95%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL                  42              334,177            334,177          1,369,108          None                97%

Burbank Limited Partnership I
Wheeler House
Nashua, NH                            17              300,531            300,531            707,659          Section 8           99%

Archer Village, Ltd.
Archer Village
Archer, FL                            24              171,380            171,380            710,331          FmHA                92%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA                 144            2,791,280          2,791,280          4,441,748          None               100%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                           112            3,064,250          3,064,250          2,537,465          None               100%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                     108            1,972,947          1,972,947          2,668,441          None                99%




                                                         Capital Contributions
                                                     Total              Paid          Mortgage loans                       Occupancy
Local Limited Partnership           Number        Committed at        through           payable at           Type               at
Property Name                        of             March 31,         March 31,         December 31,          of           March 31,
Property Location                 Apt. Units          1998              1998              1997            Subsidy*           1998
----------------------------    --------------     -----------    -------------     -----------------     ---------    -------------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                          24             322,260            322,260          1,485,819          FmHA                92%

St. Croix II Limited Partnership
Carib II
St. Croix, VI                          20             347,680            347,680          1,405,035          FmHA                95%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                          40           1,093,330          1,093,330          1,393,392          None                92%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                           104           2,899,000          2,899,000          3,504,633          Section 8           93%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                          24             982,358            982,358          1,400,000          None               100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL                      100           2,356,133          2,356,133          2,961,816          None                97%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL                      136           3,153,173          3,153,173          4,010,215          None                97%






                                                      Capital Contributions
                                                      Total             Paid           Mortgage loans                      Occupancy
Local Limited Partnership         Number          Committed at       through            payable at          Type               at
Property Name                       of             March 31,         March 31,          December 31,         of            March 31,
Property Location                Apt. Units            1998             1998                1997           Subsidy*            1998
--------------------------      -----------     --------------      -----------     ----------------     ----------    -------------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                            60             935,893            935,893         1,378,233           None                90%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                           144           4,154,670          4,154,670         3,845,347           None                98%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                        76             710,677            710,677         1,376,019           Section 8           97%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA                    65           3,203,996          3,203,996         3,097,554           None                97%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                          96           2,910,453          2,910,453         2,928,084           None                79%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                         303           5,811,234          5,811,234         9,822,423           Section 8          100%
                                    -------       ------------      ------------     -------------
                                    2,374        $ 55,520,042       $ 55,520,042     $  85,628,334
                                    =======       ============      ============     =============


*  FmHA           This  subsidy,  which is  authorized  under  Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide:
                  1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

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

Two Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. The first is Strathern Park/Lorne Park, a California Limited Partnership. Strathern Park/Lorne Park, representing 15.16% of the total capital contributions to Local Limited Partnerships, is a 241-unit apartment complex located in Los Angeles, California.

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

The other Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Circle Terrace Associates Limited Partnership. Circle Terrace, representing 10.47% of the total capital contributions to Local Limited Partnerships, is a substantially renovated 303-unit apartment complex located in Lansdowne, Maryland with 23 garden-style buildings and a newly-constructed community building.

All of the units at Circle Terrace benefit from Section 8 Loan Management Set Aside Program. Additionally, Circle Terrace assumed a HUD Section 236 mortgage and financing by Crestar of Richmond Virginia, Inc. and by Maryland's Department of Housing and Community Rental Housing Program. The Property also has a loan financed by Baltimore County's Community Development Block Grant program, and it received weatherization funds from the U.S. Department of Energy.

The duration of the leases for occupancy in the Properties described above are six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of this Report.


Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, is involved in certain litigation with an entity formerly affiliated with this Partnership and its previous local general partner. It is possible that the Partnership will be named as a defendant in this litigation. It does not currently appear that this matter presents a material risk to the Partnership. However, in the opinion of management, there is currently a remote possibility that this litigation could ultimately result in a loss of this property and its credits. The Partnership will vigorously pursue its legal rights if this becomes a material risk in the future. The Partnership has retained counsel to represent its interest in this matter.


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

As of June 15, 1998, there were 3,293 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 1998, 1997 and 1996. In the Partnership's early years, cash available for distribution was derived from the interest earned on the temporary investment of funds held by the Partnership prior to paying capital contributions to Local Limited Partnerships. All cash distributions made to date have constituted a return of capital for generally accepted accounting principles.

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


                                             March 31,       March 31,       March 31,       March 31,        March 31,
                                               1998            1997            1996             1995            1994
                                            ------------    ------------    ------------    -------------    ------------

Revenue (E)                              $     321,439     $    204,683    $    224,012     $    171,863   $     232,489
Equity in losses of Local Limited
     Partnerships (E)                      (4,777,460)      (4,044,413)     (4,695,617)      (4,747,136)     (4,698,334)
Net loss                                   (5,838,302)      (4,337,761)     (4,952,448)      (5,110,677)     (4,982,538)
     Per Limited Partnership Unit (A)          (83.85)          (62.30)         (71.13)          (73.40)         (71.56)
Cash and cash equivalents  (E)                 239,932          449,567         243,644           72,535          92,522
Marketable securities                        3,064,717        2,840,127       3,099,255        3,196,496       3,512,954
Investment in Local Limited
     Partnerships                           24,775,767       30,531,768      34,878,562       39,667,730      44,417,695
Total assets (B)                            28,905,668       33,871,495      38,246,869       42,985,386      48,069,381
Long-term debt (E)                             707,659                -               -                -               -
Total liabilities (E)                        1,002,330          298,276         318,728          149,379         114,131
Cash Distributions                                   -                -               -                -               -
Other data:
Passive loss (C)                           (5,324,956)      (5,154,301)     (5,187,774)      (5,204,384)     (5,177,324)
     Per Limited Partnership Unit (A,C)        (76.48)          (74.03)         (74.51)          (74.75)         (74.36)
Portfolio income (C)                           361,519          281,707         350,417          233,083         379,338
     Per Limited Partnership Unit (A,C)           5.19             4.05            5.03             3.35            5.45
Low-Income Housing Tax Credit (C)           10,512,076       10,512,996      10,506,229       10,519,636      10,447,764
     Per Limited Partnership Unit (A,C)         150.98           150.99          150.90           151.09          150.06
Local Limited Partnership interests
     owned at end of period (D)                     27               27              27               27              28


(A) Per Limited Partnership Unit data is based upon 68,929 outstanding Units.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Partnership for income tax purposes.

(D) On January 1, 1994, Strathern Park and Lorne Park merged.

(E) Revenue for the year ended March 31, 1998 includes $99,367 of rental and other revenues from the Combined Entity that is included in the combined revenue on the Combined Statement of Operations. Equity in losses of Local Limited Partnerships in the year ended March 31, 1998 does not include $188,247 of losses from the Combined Entity that has been combined with the Partnership's loss on the Combined Statement of Operations. Cash and cash equivalents at March 31, 1998 include $224 of cash and cash equivalents from the Combined Entity that has been combined with the Partnership in the Combined Balance Sheet. The long-term debt at March 31, 1998 is related to the Combined Entity. Total liabilities includes $715,968 that has been combined with the Partnership in the Combined Balance Sheet.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1998, the Partnership (including the Combined Entity) had cash and cash equivalents of $239,932, compared with $449,567 at March 31, 1997. The decrease is attributable to net cash used for operations and purchases of marketable securities, partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the year ended March 31, 1998. In prior years, cash available for distribution was derived from the interest earned on the temporary investment of the Partnership's funds, at money market rates, prior to the funds being contributed to the Partnership's Local Limited Partnership investments. Based on the results of 1997 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.


Results of Operations

1998 versus 1997

The Partnership's results of operations for the year ended March 31, 1998 resulted in a net loss of $5,838,302 as compared to a net loss of $4,337,761 for the same period in 1997. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships, provision for valuation of rental property and a provision for valuation of Investment in Local Limited Partnership. Equity in losses of Local Limited Partnerships increased due to a general increase in operating expenses for the Local Limited Partnerships. Other revenue increased due to an increase in distributions received by the Partnership from the Local Limited Partnerships.

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

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.

Low-Income Housing Tax Credits

The 1997, 1996 and 1995 Tax Credits per Unit were $150.98,  $150.99 and $150.90, respectively. The Tax Credit per Limited Partnership Unit stabilized in 1993 at approximately $151.00 per Unit. The credits are expected to remain stable through the year 2000 and then they are expected to decrease as certain properties reach the end of the ten year credit period.

On November 10, 1997, the Partnership transferred 50% of its interest in capital and profits of Westgate Apartments to the local general partner in order to protect the Partnership in the event of a foreclosure-induced recapture of these tax credits.

Property Discussions

Limited Partnership interests have been acquired in twenty-seven Local Limited Partnerships which are located in ten states and the Virgin Islands. Five of the properties, totaling 612 units, were existing and underwent rehabilitation; twenty-two properties, consisting of 1,762 units, were new construction. All properties have completed construction or rehabilitation and initial lease-up.

Historic New Center in Detroit, Michigan is generating operating deficits due to low occupancy and collection problems. The Managing General Partner, Local General Partner and property manager are working to improve collections. In October 1997, a new site manager was hired to focus on marketing and collections as well as improvements to the appearance of the property. As previously reported, the Managing General Partner and the Local General Partner have been in negotiations with the lender to obtain debt service relief through a loan modification. In April 1998, an agreement was reached in order to restructure the mortgage with a reduction in debt service by a paydown of the mortgage and an interest rate reduction. This restructure should enable the property to cover the debt service and provide capital for physical improvements. Occupancy continues to fluctuate due to volatility of the tenant profile, however, occupancy at December 31, 1997 was 94%. The Managing General Partner will continue to closely monitor the property operations.

As previously reported, the Local General Partner for Wheeler House in Nashua, New Hampshire was replaced by an affiliate of the Managing General Partner with the approval of the lender after the Local General Partner filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner has replaced the Local General Partner as management agent of the property with an unaffiliated management agent. The Local General Partner's bankruptcy status has not affected the property. Operations remain stable and occupancy is at 100%.

Westgate, located in North Dakota, has been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the local general partner who has raised some concerns over the long-term financial health of the property. In an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Westgate to the local general partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the local general partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner. For financial reporting purposes, the remaining carrying value of the Partnership's investment in this Local Limited Partnership has been fully reserved.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the current value is compared to the fair value and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the years ended March 31, 1998, 1997 and 1996.

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

None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street V, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as Managing Director and Chief Operating Officer of the General Partner on March 23, 1998.

The Managing General Partner was incorporated in June 1989. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                       Managing Director and President
Michael H. Gladstone               Managing Director, Vice President and Clerk
Randolph G. Hawthorne              Managing Director, Vice President and
                                     Chief Operating Officer
James D. Hart                      Chief Financial Officer and Treasurer
Paul F. Coughlan                   Vice President
Peter G. Fallon, Jr.               Vice President
William E. Haynsworth              Vice President

The other General Partner of the Partnership is Arch Street V Limited Partnership, a Massachusetts limited partnership ("Arch Street L.P.") that was organized in June 1989. Arch Street, Inc. is the managing general partner of Arch Street L.P.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 42, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA, 1982). He joined Boston Financial in 1985 and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and has served on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

Randolph G. Hawthorne, age 48, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of the firm, Mr. Hawthorne's primary responsibility is structuring and acquiring real estate investments. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the Amos Tuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 54, is a graduate of Brown University (B.A., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972 and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 59, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, to raise capital for the firm's investments. He is currently a Senior Vice President and a member of the Institutional Tax Credits Team with responsibility for marketing institutional investments. Previously, he has served as president of BFG Securities, as a director of Boston Financial and as marketing director for public and corporate funds. Mr. Fallon has also served as Chairman of the Board of Directors for Boston College High School as well as a director of a local bank.

William E. Haynsworth, age 58, is a graduate of Dartmouth College (B.A., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Prior to joining Boston Financial in 1977, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Appointed Senior Vice President in 1986, Mr. Haynsworth brings over 25 years of experience structuring real estate investments. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1998, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                                     Amount
  Title of      Name and Address                    Beneficially     Percent of
   Class       of Beneficial Owner                    Owned             Class

 Limited       Oldham Institutional Tax Credits LLC   8,024 Units        11.64%
 Partner       101 Arch Street
               Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street V, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 1998. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1998, Arch Street L.P. owns five (unregistered) Units not included in the 68,929 Units sold to the public. Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

Except as described in the preceding paragraphs, neither Arch Street, Inc., Arch Street L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership if it is still a limited partner at the time of such a transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1998 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

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

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,984 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,049 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The
Partnership was required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. Total organization and offering expenses exclusive of selling commissions did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1998.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the gross offering proceeds. As of March 31, 1998, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 1998 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1998.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of .351% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the three years ended March 31, 1998 are as follows:

                                      1998           1997             1996
                                    ----------     ----------      ----------

     Asset Management Fees        $   238,087    $   231,035     $   224,953


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1998 are as follows:

                                        1998           1997             1996
                                      ----------     ----------       ---------

   Salaries and benefits
   expense reimbursements            $   127,926    $   117,763     $   115,696

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street V, Inc. and Arch Street V Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were paid to the General Partners in each of the three years ended March 31, 1998.



                                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' report relating thereto are submitted as a separate section of this Report. See Index on page F-1 hereof.

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

(a)(3)  See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street V, Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne                   Date: June 29, 1998
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:   /s/William G. Haynsworth                   Date: June 29, 1998
           William G. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                     Date: June 29, 1998
           Michael H. Gladstone,
           A Managing Director



Item 8.  Financial Statements and Supplementary Data


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                           Annual Report on Form 10-K
                        For The Year Ended March 31, 1998
                                      Index



                                                                        Page No.

Report of Independent Accountants
    For the years ended March 31, 1998, 1997 and 1996                       F-2

Combined Financial Statements

    Combined Balance Sheets - March 31, 1998 and 1997                       F-3

    Combined Statements of Operations - Years Ended
     March 31, 1998, 1997 and 1996                                          F-4

    Combined Statements of Changes in Partners' Equity (Deficiency) -
     Years Ended March 31, 1998, 1997 and 1996                              F-5

    Combined Statements of Cash Flows - Years Ended
     March 31, 1998, 1997 and 1996                                          F-6

    Notes to the Combined Financial Statements                              F-7

Financial Statement Schedule

    Schedule III - Real Estate and Accumulated Depreciation                 F-21


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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Qualified Housing Tax Credits L.P. V:

We have audited the accompanying combined balance sheets of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 1998 and 1997, and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for each of the three years in the period ended March 31, 1998. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. As of March 31, 1998 and 1997, 85% and 88%, respectively, of total assets, and for the years ended March 31, 1998, 1997 and 1996, 90%, 93% and 95% of net loss, respectively, reflected in the combined financial statements of the Partnership, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V, as of March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 22, 1998

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                             COMBINED BALANCE SHEETS

                             March 31, 1998 and 1997

                                                                       1998                    1997
                                                                 ---------------          ---------

Assets

Cash and cash equivalents                                        $       239,932         $       449,567
Mortgagee escrow deposits                                                    382                       -
Tenant security deposit escrow                                             3,017                       -
Investments in Local Limited Partnerships,
   net of reserve for valuation of $590,197 in 1998 (Note 4)          24,775,767              30,531,768
Marketable securities, at fair value (Notes 1 and 3)                   3,064,717               2,840,127
Rental property at cost, net of accumulated
   depreciation (Note 5)                                                 778,924                       -
Replacement reserve escrow                                                 2,888                       -
Other assets                                                              40,041                  50,033
                                                                 ---------------         ---------------
   Total Assets                                                  $    28,905,668         $    33,871,495
                                                                 ===============         ===============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 6)                          $        79,210         $        88,227
Accounts payable and accrued expenses                                     72,983                  35,692
Mortgage note payable (Note 7)                                           707,659                       -
Tenant security deposits payable                                           3,017                       -
Deferred revenue (Note 8)                                                139,461                 174,357
                                                                 ---------------         ---------------
   Total Liabilities                                                   1,002,330                 298,276
                                                                 ---------------         ---------------

Minority interest in Local Limited Partnership                           140,554                       -

General, Initial and Investor Limited Partners' Equity                27,777,237              33,615,539
Net unrealized losses on marketable securities                           (14,453)                (42,320)
                                                                 ---------------         ---------------
   Total Partners' Equity                                             27,762,784              33,573,219
                                                                 ---------------         ---------------
   Total Liabilities and Partners' Equity                        $    28,905,668         $    33,871,495
                                                                 ===============         ===============

The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 1998, 1997 and 1996


                                                         1998              1997                 1996
                                                    ------------        ------------        --------
 Revenue:
   Rental                                           $     98,473        $          -        $          -
   Investment (Note 3)                                   179,999             191,349             146,575
   Other                                                  42,967              13,334              77,437
                                                    ------------        ------------        ------------
     Total Revenue                                       321,439             204,683             224,012
                                                    ------------        ------------        ------------

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $127,926, $117,763
     and $115,696) (Note 6)                              237,092             237,545             225,369
   Asset management fees, related party (Note 6)         238,087             231,035             224,953
   Provision for valuation of Investment in
       Local Limited Partnership                         590,197                   -                   -
   Rental operations, exclusive of depreciation           30,067                   -                   -
   Provision for valuation of rental property            160,000                   -                   -
   Interest                                               64,148                   -                   -
   Depreciation                                           35,299                   -                   -
   Amortization                                           29,291              29,451              30,521
                                                    ------------        ------------        ------------
     Total Expenses                                    1,384,181             498,031             480,843
                                                    ------------        ------------        ------------

Loss before minority interest in losses of
   Local Limited Partnership and equity in
   losses of Local Limited Partnerships               (1,062,742)           (293,348)           (256,831)

Minority interest in losses of
   Local Limited Partnership                               1,900                   -                   -

Equity in losses of Local Limited
   Partnerships (Note 4)                              (4,777,460)         (4,044,413)         (4,695,617)
                                                      -----------          -----------         -----------


Net Loss                                            $ (5,838,302)       $ (4,337,761)        $(4,952,448)
                                                    ============        ============         ===========

Net Loss allocated:
   General Partners                                 $    (58,383)       $    (43,378)       $    (49,524)
   Limited Partners                                   (5,779,919)         (4,294,383)         (4,902,924)
                                                    ------------        ------------        ------------
                                                    $ (5,838,302)        $(4,337,761)        $(4,952,448)
                                                    =============       =============        ============

Net Loss per Limited Partnership
   Unit (68,929 Units)                              $    (83.85)        $    (62.30)        $    (71.13)
                                                    ============        ============         ============

The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                For the Years Ended March 31, 1998, 1997 and 1996


                                                                                       Net
                                                    Initial         Investor       Unrealized
                                    General         Limited          Limited          Gains
                                    Partners        Partner         Partners        (Losses)           Total


Balance at March 31, 1995       $   (163,049)    $      5,000    $ 43,063,797     $    (69,741)   $ 42,836,007

Net change in net unrealized
   loss on marketable securities
   available for sale                      -                -               -           44,582          44,582

Net Loss                             (49,524)               -      (4,902,924)               -      (4,952,448)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1996           (212,573)           5,000      38,160,873          (25,159)     37,928,141

Net change in net unrealized
   loss on marketable securities
   available for sale                      -                -               -          (17,161)        (17,161)

Net Loss                             (43,378)               -      (4,294,383)               -      (4,337,761)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1997           (255,951)           5,000      33,866,490          (42,320)     33,573,219

Net change in net unrealized
   loss on marketable securities
   available for sale                      -                -               -           27,867          27,867

Net Loss                             (58,383)               -      (5,779,919)               -      (5,838,302)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1998       $   (314,334)    $      5,000    $ 28,086,571     $    (14,453)   $ 27,762,784
                                ============     ============    ============     ============    ============


The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 1998, 1997 and 1996


                                                               1998              1997           1996
                                                           ------------     ------------    --------

Cash flows from operating activities:
   Net loss                                                $(5,838,302)      $(4,337,761)    $(4,952,448)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships           4,777,460        4,044,413       4,695,617
     Provision for valuation of Investment in Local
       Limited Partnership                                      590,197                -               -
     Provision for valuation of rental property                 160,000                -               -
     Depreciation and amortization                               64,590           29,451          30,521
     Gain on sale of marketable securities                       (1,154)          (1,560)         (1,027)
     Minority interest in losses of Local Limited
       Partnership                                               (1,900)               -               -
     Increase (decrease) in cash arising from changes
      in operating assets and liabilities:
       Tenant security deposits                                    (131)               -               -
       Mortgagee escrow deposits                                  3,990                -               -
       Other assets                                              10,992          (24,625)         23,217
       Accounts payable to affiliate                            (25,605)          16,700           6,016
       Accounts payable and accrued expenses                     21,457          (32,191)        (15,985)
       Tenant security deposits payable                             131                -               -
       Deferred revenue                                         (34,896)          (4,961)        179,318
                                                           ------------     ------------    ------------
Net cash used for operating activities                         (273,171)        (310,534)        (34,771)
                                                           ------------     ------------    ------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                          -                -        (213,500)
   Purchases of marketable securities                        (2,889,608)        (755,442)     (2,462,289)
   Proceeds from sales and maturities of
     marketable securities                                    2,694,039          998,969       2,605,139
   Cash distributions received from Local Limited
     Partnerships                                               241,893          272,930         276,530
   Advance to affiliate                                          (1,000)               -               -
   Replacement reserve deposits                                    (739)               -               -
   Cash received upon assumption of General Partner
     interest in a Combined Entity                                  937                -               -
                                                           ------------     ------------    ------------
Net cash provided by investing activities                        45,522          516,457         205,880
                                                           ------------     ------------    ------------

Cash flows from financing activities:
   General Partner contribution                                  23,462                -               -
   Payment of mortgage principal                                 (5,448)               -               -
                                                           ------------     ------------    ------------
Net cash provided by financing activities                        18,014                -               -
                                                           ------------     ------------    ------------

Net increase (decrease) in cash and
   cash equivalents                                            (209,635)         205,923         171,109

Cash and cash equivalents, beginning                            449,567          243,644          72,535
                                                           ------------     ------------    ------------

Cash and cash equivalents, ending                          $    239,932     $    449,567    $    243,644
                                                           ============     ============    ============

The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                   Notes to the Combined Financial Statements

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V ("the Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street V, Inc., a Massachusetts corporation, which serves as the Managing General Partner, and Arch Street V Limited Partnership, a Massachusetts Limited Partnership whose general partner consists of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of the Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership initially designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 1998, the Managing General Partner has designated approximately $2,732,000 of marketable securities as such Reserves.

2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entity (defined below), using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment balance has been reduced to zero are included in income.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

2.  Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

The Partnership recognizes a decline in carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

On March 1, 1997, an affiliate of the Partnership's Managing General Partner, Boston Financial GP1-LLC, became the Local General Partner of Burbank Limited Partnership ("Burbank"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Burbank is an affiliate of the Partnership and has a controlling financial interest in Burbank, as set forth in paragraph 22 of ARB 51, these combined financial statements include all activity at Burbank beginning on March 1, 1997. All significant intercompany balances and transactions have been eliminated. As used herein, the "Combined Entity" refers to Burbank.

The General Partners have decided to report the results of the Local Limited Partnerships, including the Combined Entity, on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1997, 1996 and 1995.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


2.   Significant Accounting Policies (continued)

Effect of recently issued Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.

Rental Property

Real estate and personal property of the Combined Entity is recorded in accordance with SFAS 121. The Combined Entity provides for depreciation using primarily the straight-line method over its estimated useful lives.

Rental Income

Rental income, principally from short-term leases on the Combined Entity's apartment units, is recognized as income under the accrual method as the rents become due.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized            Fair
                                                 Cost            Gains            Losses             Value

Debt securities issued by the US
   Treasury and other US
   government agencies                      $  2,934,294      $     5,308       $  (21,353)     $  2,918,249

Mortgage backed securities                       144,876            1,592                -           146,468
                                            ------------      -----------       ----------      ------------

Marketable securities at March 31, 1998     $  3,079,170      $     6,900       $  (21,353)     $  3,064,717
                                            ============      ===========       ==========      ============

Debt securities issued by the US
   Treasury                                 $  2,646,693      $       492       $  (42,951)     $  2,604,234

Mortgage backed securities                       235,754            1,938           (1,799)          235,893
                                            ------------      -----------       ----------      ------------

Marketable securities at March 31, 1997     $  2,882,447      $     2,430       $  (44,750)     $  2,840,127
                                            ============      ===========       ==========      ============

The contractual maturities at March 31, 1998 are as follows:
                                                                 Fair
                                            Cost                Value

Due in one year or less                  $1,786,173          $1,767,834
Due in one year to five years             1,148,121           1,150,415
Mortgage backed securities                  144,876             146,468
                                        -----------         -----------
                                        $ 3,079,170         $ 3,064,717
                                        ===========         ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of marketable securities were approximately $2,694,000, $999,000 and $2,605,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Included in investment income are gross gains of $7,205 and gross losses of $6,051 which were realized on the sales during the year ended March 31, 1998, gross gains of $2,951 and gross losses of $1,391 which were realized on the sales during the year ended March 31, 1997 and gross gains of $13,257 and gross losses of $12,230 which were realized on the sales during the year ended March 31, 1996.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interest in twenty six Local Limited Partnerships, excluding the Combined Entity in 1998. Each of these Local Limited Partnerships owns and operates multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership
Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Strathern Park/Lorne Park Apartments and Huguenot Park, which are 95% and 88.6%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entity in 1998, at March 31, 1998, 1997 and 1996:


                                                               1998              1997           1996
                                                           ------------     ------------    --------

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                             $55,219,511      $55,520,042     $55,491,515

Cumulative   equity  in  losses  of  Local
Limited   Partnerships   (excluding
unrecognized losses of $133,567 and $2,143
in 1998 and 1997,    respectively)                          (29,735,570)     (25,141,481)    (21,097,068)

Cumulative cash distributions received
   from Local Limited Partnerships                             (973,056)        (731,163)       (458,233)
                                                           ------------     ------------    ------------

Investments in Local Limited Partnerships
  before adjustment                                          24,510,885       29,647,398      33,936,214

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                             1,039,751        1,039,751       1,068,278

    Accumulated amortization of acquisition
    fees and expenses                                          (184,672)        (155,381)       (125,930)
                                                           ------------     ------------    ------------

Investments in Local Limited Partnerships                    25,365,964       30,531,768      34,878,562

Reserve for valuation of Investment in Local
   Limited Partnership                                         (590,197)               -               -
                                                           ------------     ------------    ------------
                                                           $ 24,775,767     $ 30,531,768  $   34,878,562
                                                           ============     ============  ==============


The Partnership has provided a reserve for valuation for one of its investments in Local Limited Partnerships, Westgate Apartments, because there is evidence of a non-temporary decline in the recoverable amount of the investment.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized financial information, as of December 31, 1997, 1996 and 1995 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entity beginning on the date of combination) in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                         1997               1996                1995
                                                    --------------      --------------      --------

Assets:
   Investment property, net                         $  113,022,632      $  119,404,292      $  124,034,671
   Current assets                                        3,319,977           3,109,145           3,233,198
   Other assets                                          5,949,514           5,944,574           6,000,099
                                                    --------------      --------------      --------------
     Total Assets                                   $  122,292,123      $  128,458,011      $  133,267,968
                                                    ==============      ==============      ==============

Liabilities and Partners' Equity:
   Long-term debt                                   $   84,044,067      $   85,520,204      $   86,578,579
   Current liabilities (including current portion
     of long-term debt)                                  8,060,589           7,168,891           6,037,081
   Other liabilities                                     1,456,872           1,389,432           1,553,129
                                                    --------------      --------------      --------------
     Total Liabilities                                  93,561,528          94,078,527          94,168,789

Partnership's Equity                                    23,844,561          29,509,002          33,857,070
Other Partners' Equity                                   4,886,034           4,870,482           5,242,109
                                                    --------------      --------------      --------------
     Total Liabilities and Partners' Equity         $  122,292,123      $  128,458,011      $  133,267,968
                                                    ==============      ==============      ==============

Summarized Income Statements - for the years ended December 31,

Rental and other income:                            $   14,309,317      $   14,377,262      $   14,078,555
                                                    --------------      --------------      --------------

Expenses:
   Operating                                             7,622,343           7,389,143           7,301,056
   Interest                                              5,919,806           6,159,027           6,683,070
   Depreciation and amortization                         5,786,902           4,970,595           4,896,252
                                                    --------------      --------------      --------------
     Total Expenses                                     19,329,051          18,518,765          18,880,378
                                                    --------------      --------------      --------------

     Net Loss                                       $   (5,019,734)     $   (4,141,503)     $   (4,801,823)
                                                    ==============      ==============      ==============

Partnership's share of Net Loss                     $   (4,908,884)     $   (4,046,556)     $   (4,695,617)
                                                    ==============      ==============      ==============

Other partners' share of Net Loss                   $     (110,850)     $      (94,947)     $     (106,206)
                                                    ==============      ==============      ==============

For the years ended March 31, 1998 and 1997, the Partnership has not recognized $131,424 and $2,143, respectively, of equity in losses of Local Limited Partnerships relating to two Local Limited Partnerships where cumulative equity in losses exceeded its total investments in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $23,844,561 differs from the Partnership's Investments in Local Limited Partnerships before adjustment of $24,510,885 principally because: a) the Partnership has not recognized $133,567 of equity in losses of two Local Limited Partnerships whose equity in losses exceeded its total investment; b) distributions made by Local Limited Partnerships during the quarter ended March 31, 1998 are not reflected in the December 31, 1997 balance sheets of the Local Limited Partnerships; and c) syndication costs charged to equity by a Local Limited Partnership are not reflected in the Partnership's investment in the Local Limited Partnership.




             Notes to the Combined Financial Statements (continued)

5.   Rental Property

Real estate and personal property belonging to the Combined Entity at December 31, 1997 is as follows:

           Land                                      $    42,000
           Building and improvements                   1,004,939
                                                     -----------
                                                       1,046,939
           Less:   Accumulated depreciation             (268,015)

           Total                                     $   778,924
                                                     ===========

During the year ended December 31, 1997, an impairment loss of $160,000 was recognized on the real estate in the Combined Entity, which decreased the carrying value to $1,046,939.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of .351% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees of $238,087, $231,035 and $224,953 for the years ended March 31, 1998, 1997 and 1996, respectively, have been included in expenses. Included in accounts payable to affiliate at March 31, 1998 and 1997 are $60,556 and $59,177, respectively, of asset management fees due to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 are $127,926, $117,763 and $115,696, respectively, that the Partnership has paid or is payable as reimbursement for salaries and benefits expenses. The amounts payable for salaries and benefits at March 31, 1998 and 1997 are $18,654 and $29,050, respectively.

BF Lansing Limited Partnership ("BF Lansing"), an affiliate of the Managing General Partner, is the Administrative General Partner in two Local Limited Partnerships in which the Partnership has invested, St. Croix II, Limited Partnership ("Carib Villas II") and Christiansted Limited Partnership ("Carib Villas III"). BF Lansing's only responsibility in relation to the two Local Limited Partnerships is the selection of a management agent. BF Lansing selected Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, as the management agent for Carib Villas II and III. The management fee charged to each property is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $21,120, $15,305 and $11,837, respectively, of fees paid to LMC for the years ended December 31, 1997, 1996 and 1995.

LMC is also the management agent for Historic New Center, another Local Limited Partnership in which the Partnership invested. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $21,986, $24,561 and $21,336, respectively, of fees earned by LMC for the years ended December 31, 1997, 1996 and 1995.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, is the management agent for Woodlake Hills, a Local Limited Partnership in which the Partnership is invested. The management fee charged to the property is 4% of property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $34,752, $37,497 and $42,852, respectively, of fees earned by BFPM for the years ended December 31, 1997, 1996 and 1995.




              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



             Notes to the Combined Financial Statements (continued)

7.   Mortgage Notes Payable

The Combined Entity has a mortgage note payable of $750,000 amortized over 30 years at a rate of 11.5%. On December 27, 1997, the mortgage holder of the note reduced the interest rate to 10% for a period of one year; this reduction changed the monthly payment from $7,427 to $6,143. It is anticipated that by the end of the one year, the Combined Entity will have negotiated a new financing agreement with another lending institution. As of December 31, 1997, the remaining balance on this note is $707,659. As the terms of this note have been negotiated under current conditions, the fair value of the note approximates its carrying value as of December 31, 1997.


8.   Deferred Revenue

Under the terms of a Local Limited Partnership Agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 of its cash and cash equivalents for this purpose. Since the funds were not needed, the Local Limited Partnership Agreement allows that the established Supplemental Reserve, along with the interest earned, are available to pay the Partnership its annual priority distribution. As of March 31, 1998, $99,000 has been released to the Partnership. The balance of the Supplemental Reserve is included in cash and cash equivalents. This balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Reserve.


9.   Litigation

The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, is involved in certain litigation with an entity formerly affiliated with this partnership and its previous local general partner. It is possible that the Partnership will be named as a defendant in this litigation. It does not currently appear that this matter presents a material risk to the Partnership. However, in the opinion of management, there is currently a remote possibility that this litigation could ultimately result in a loss of this property and its credits. The Partnership will vigorously pursue its legal rights if this becomes a material risk in the future. The Partnership has retained counsel to represent its interest in this matter.


10.  Transfer of Interest in Local Limited Partnership

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of Westgate to the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner any time after one year has elapsed. For financial reporting purposes, the Partnership has written down the remaining carrying value of this investment to zero, because it is unknown as to whether the Partnership will be able to recover its invested balances. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

11.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the years ended March 31, 1998, 1997 and 1996 to the loss reported for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                               1998              1997           1996
                                                           ------------     ------------    --------


Net Loss per Statement of Operations                       $ (5,838,302)     $(4,337,761)    $(4,952,448)

Adjustment for equity in losses of Local Limited
   Partnerships for financial reporting purposes
   over (under) equity in losses for tax purposes            (1,419,314)        (555,803)        115,395

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                 (131,424)          (2,143)              -

Adjustment to reflect March 31, fiscal year-end
   to December 31, tax year-end                                  31,986          (46,742)         28,653

Adjustment for expenses not currently deductible for
   tax purposes                                                       -          114,572          55,889

Related party expenses paid in current year but
   expensed for book purposes in prior year                    (114,572)         (55,889)        (54,420)

Adjustment for accelerated amortization
   for tax purposes over amortization
   for financial reporting purposes                              (8,383)         (10,828)         (8,426)

Provision for valuation of Investment in Local
   Limited Partnership not deductible for
   tax purposes                                                 590,197                -               -

Other                                                                 -           22,000         (22,000)
                                                           ------------     ------------    ------------

Net Loss for federal income tax
   purposes                                                $ (6,889,812)    $ (4,872,594)   $ (4,837,357)
                                                           ============     ============    ============


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

11.  Federal Income Taxes (continued)


The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences


Investments in Local Limited Partnerships                 $  24,775,767    $  23,114,290    $  1,661,477
                                                          =============    =============    ============
Other assets                                              $   4,129,901    $  13,054,826    $ (8,924,925)
                                                          =============    =============     ===========
Liabilities                                               $   1,002,330    $     217,179    $    785,151
                                                          =============    =============    ============

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes, the Partnership combines the financial statements of one Local Limited Partnership with its financial statements; for tax reporting purposes, this entity is carried on the equity method; (ii) the Partnership has provided a reserve for valuation of approximately $590,000 against one of its investments in Local Limited Partnerships for financial reporting purposes; (iii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entity, for tax reporting purposes is approximately $2,163,000 greater than for financial reporting purposes, including approximately $134,000 of losses the Partnership has not recognized relating to two Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (iv) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $51,000;
(v) approximately $34,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1998 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1997; and (vi) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax reporting purposes, are charged to Limited Partners' equity for financial reporting purposes.


The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1997 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                  $ 30,531,768      $29,997,313    $    534,455
                                                           ============      ===========    ============
Other assets                                               $  3,339,727      $13,071,499    $ (9,731,772)
                                                           ============      ===========    ============
Liabilities                                                $    298,276      $   227,063    $     71,213
                                                           ============      ===========   ==============

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to (i) the cumulative equity in losses of the Local Limited Partnerships is approximately $612,000 greater for tax reporting purposes; (ii) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $43,000; (iii) approximately $121,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1997 are not included in the Partnership's Investments in Local Limited Partnerships for tax
reporting purposes at  December  31,  1996;   and  (iv)   organizational   and
offering costs of approximately $9,500,000 that have been capitalized for tax reporting purposes, are charged to Limited Partners' equity for financial reporting purposes.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



             Notes to the Combined Financial Statements (continued)

12.  Supplemental Combining Schedules

                                                                            Balance Sheets

                                           Boston Financial
                                           Qualified Housing          Wheeler
                                              Tax Credits              House
                                               L.P V (A)           (Burbank) (B)    Eliminations       Combined

Assets

Cash and cash equivalents                  $       239,708       $           224    $           -   $      239,932
Mortgagee escrow deposits                                -                   382                -              382
Tenant security deposit escrow                           -                 3,017                -            3,017
Investments in Local
   Limited Partnerships, net                    24,704,680                     -           71,087       24,775,767
Marketable securities, at fair value             3,064,717                     -                -        3,064,717
Rental property at cost, net of
   accumulated depreciation                              -               778,924                -          778,924
Replacement reserve escrow                               -                 2,888                -            2,888
Other assets                                        40,041                     -                -           40,041
                                           ---------------       ---------------    -------------   --------------
     Total Assets                          $    28,049,146       $       785,435    $      71,087   $   28,905,668
                                           ===============       ===============    =============   ==============
Liabilities and Partners' Equity

Accounts payable to affiliates             $        79,210       $             -    $           -   $       79,210
Accounts payable and accrued expenses               67,691                 5,292                -           72,983
Mortgage note payable                                    -               707,659                -          707,659
Tenant security deposits payable                         -                 3,017                -            3,017
Deferred revenue                                   139,461                     -                -          139,461
                                           ---------------       ---------------    -------------   --------------
     Total Liabilities                             286,362               715,968                -        1,002,330
                                           ---------------       ---------------    -------------   --------------

Minority interest in Local Limited
   Partnership                                           -                     -          140,554          140,554
                                           ---------------       ---------------    -------------   --------------

General, Initial and Investor
   Limited Partners' Equity                     27,777,237                69,467          (69,467)      27,777,237
Net unrealized losses on
   marketable securities                           (14,453)                    -                -          (14,453)
                                           ---------------       ---------------    -------------   --------------
     Total Partners' Equity                     27,762,784                69,467          (69,467)      27,762,784
                                           ---------------       ---------------    -------------   --------------
     Total Liabilities and Partners' Equity$    28,049,146       $       785,435    $      71,087   $   28,905,668
                                           ===============       ===============    =============   ==============

(A) As of March 31, 1998.
(B) As of December 31, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

12.  Supplemental Combining Schedules (continued)

                                                                       Statements of Operations
                                                                   For the Year Ended March 31, 1998

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                              L.P. V (A)           (Burbank) (B)    Eliminations        Combined

Revenue:
   Rental                                   $             -      $        98,473    $           -      $     98,473
   Investment                                       179,908                   91                -           179,999
   Other                                             42,164                  803                -            42,967
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  222,072               99,367                -           321,439
                                            ---------------      ---------------    -------------      ------------

Expenses:
   General and administrative                       237,092                    -                -           237,092
   Asset management fees, related party             238,087                    -                -           238,087
   Provision for valuation of Investment in
      Local Limited Partnership                     590,197                    -                -           590,197
   Rental operations, exclusive of depreciation           -               30,067                -            30,067
   Provision for valuation of rental property                    -                  160,000            -                   160,000
   Interest                                               -               64,148                -            64,148
   Depreciation                                           -               35,299                -            35,299
   Amortization                                      29,291                    -                -            29,291
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                               1,094,667              289,514                -         1,384,181
                                            ---------------      ---------------    -------------      ------------

Loss before minority interest in
   losses of Local Limited Partnership and
   equity in losses of Local Limited
   Partnerships                                    (872,595)            (190,147)               -        (1,062,742)

Minority interest in losses of
   Local Limited Partnership                              -                    -            1,900             1,900

Equity in losses of Local Limited
   Partnerships                                  (4,965,707)                   -          188,247        (4,777,460)
                                            ---------------      ---------------    -------------      ------------


Net Loss                                    $    (5,838,302)     $      (190,147)   $     190,147      $ (5,838,302)
                                            ===============      ===============    =============      ============

(A) For the year ended March 31, 1998.
(B) For the period March 1, 1997 through December 31, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)

12.  Supplemental Combining Schedules (continued)

                                                                       Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits              House
                                              L.P. V (A)           (Burbank) (B)    Eliminations        Combined


Cash flows from operating activities:
Net Loss                                    $    (5,838,302)     $      (190,147)   $     190,147      $ (5,838,302)
Adjustments to reconcile net loss to
   net cash used for operating activities:
     Equity in losses of Local
       Limited Partnerships                       4,965,707                              (188,247)        4,777,460
     Provision for valuation of Investment
        in Local Limited Partnership                590,197                    -                -           590,197
     Provision for valuation of rental property           -              160,000                -           160,000
     Depreciation and amortization                   29,291               35,299                -            64,590
     Gain on sale of marketable securities           (1,154)                   -                -            (1,154)
     Minority interest in losses of
       Local Limited Partnership                          -                    -           (1,900)           (1,900)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
        Tenant security deposits                          -                 (131)               -              (131)
        Mortgagee escrow deposits                         -                3,990                -             3,990
        Other assets                                 10,992                    -                -            10,992
        Accounts payable to affiliates               (9,017)             (16,588)               -           (25,605)
        Accounts payable and
          accrued expenses                           31,999              (10,542)               -            21,457
        Tenant security deposits payable                  -                  131                -               131
        Deferred revenue                            (34,896)                   -                -           (34,896)
                                            ---------------      ---------------    -------------      ------------
Net cash used for operating activities             (255,183)             (17,988)               -          (273,171)
                                            ---------------      ---------------    -------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities            (2,889,608)                 -                 -         (2,889,608)
   Proceeds from sales and maturities
     of marketable securities                     2,694,039                  -                 -          2,694,039
   Cash distributions received from
     Local Limited Partnerships                     241,893                  -                 -            241,893
   Advance to affiliate                              (1,000)                 -                 -             (1,000)
   Replacement reserve deposits                           -               (739)                -               (739)
   Cash received upon assumption
     of General Partner interest
     in a Combined Entity                                 -                937                 -                937
                                            ---------------      -------------      ------------       ------------
Net cash provided by investing activities            45,324                198                 -             45,522
                                            ---------------      -------------      ------------       ------------


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

12.  Supplemental Combining Schedules (continued)

                                                                 Statements of Cash Flows (continued)

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits              House
                                              L.P. V (A)           (Burbank) (B)    Eliminations         Combined


Cash flows from financing activities:
   General Partner contribution                           -             23,462                 -             23,462
   Payment of mortgage principal                          -             (5,448)                -             (5,448)
                                            ---------------      -------------      ------------       ------------
Net cash provided by financing activities                               18,014                 -             18,014
                                            ---------------      -------------      ------------       ------------

Net increase (decrease) in cash
   and cash equivalents                            (209,859)               224                 -           (209,635)

Cash and cash equivalents, beginning                449,567                  -                 -            449,567
                                            ---------------      -------------      ------------       ------------

Cash and cash equivalents, ending           $       239,708      $         224      $          -       $    239,932
                                            ===============      =============      ============       ============

(A) For the year ended March 31, 1998.
(B) For the period March 1, 1997 through December 31, 1997.

Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1998



                                              COST AT INTEREST ACQUISITION DATE
                                           -------------------------------------

                                                                                          NET IMPROVEMENTS
                             NUMBER       TOTAL                                              CAPITALIZED
                               OF        ENCUM-                         BUILDING AND        SUBSEQUENT TO
        DESCRIPTION           UNITS     BRANCES *         LAND          IMPROVEMENTS         ACQUISITION
Low and Moderate
Income Apartment Complexes
Strathern Park/Lorne Park         241   $17,482,959       $4,369,500         $10,513,639         $10,997,952
  Los Angeles, CA
Maidens Choice                    101     4,036,347          807,791           2,013,769           3,414,899
  Baltimore, MD
Cedar Lane                         36     1,115,791           40,000           1,375,512              11,854
  London, KY
Silver Creek                       24       770,058           20,000             946,812                   0
  Berea, KY
Rosecliff                         168     5,591,237        1,200,000           3,304,950           4,578,797
  Orlando, FL
Brookwood                          81     3,040,777           91,470             344,580           4,533,211
  Ypsilanti Township, MI
Water Oak                          40     1,258,505           98,058           1,467,944               5,638
  Orange City, FL
Yester Oaks                        44     1,289,338           47,105           1,574,145               2,489
  Lafayette, GA
Ocean View                         42     1,369,108          112,620           1,600,421               7,347
  Ferandina Beach, FL
Wheeler House                      17       707,659           42,000           1,139,412           (134,473)
  Nashua, NH
Archer Village                     24       710,331           40,000             861,288              38,869
  Archer, FL
Oaks of Dunlop                    144     4,441,748          631,959           6,492,444             135,225
  Colonial Heights, VA
Timothy House                     112     2,537,465           11,638           6,344,664             412,666
  Towson, MD
Westover Station                  108     2,668,441          305,645           4,299,613               4,489
  Newport News, VA
Carib Villas III                   24     1,485,819          107,582           1,802,466               2,764
  St. Croix, VI
Carib Villas II                    20     1,405,035           57,720           1,787,528               2,764
  St. Croix, VI
Whispering Trace                   40     1,393,392          218,000           2,413,145           (485,934)
  Woodstock, GA
New Center                        104     3,504,633           79,652           3,534,776           2,932,510
  Detroit, MI
Huguenot Park                      24     1,400,000           83,000           2,088,664                   0
  New Paltz, NY
Hillwood Pointe                   100     2,961,816          454,185           5,103,711              11,854
  Jacksonville, FL
Pinewood Pointe                   136     4,010,215          555,093           6,809,808             486,038
  Jacksonville, FL


Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1998


                                                     COST AT INTEREST ACQUISITION DATE
                                                    -------------------------------------
                                                                                          NET IMPROVEMENTS
                             NUMBER       TOTAL                                              CAPITALIZED
                               OF        ENCUM-                         BUILDING AND        SUBSEQUENT TO
        DESCRIPTION           UNITS     BRANCES *         LAND          IMPROVEMENTS         ACQUISITION
Low and Moderate
Income Apartment Complexes
Westgate                           60   $ 1,378,233       $  215,168         $ 2,152,519         $    24,702
  Bismark, ND
Woodlake Hills                    144     3,845,347          233,690           6,481,250           2,386,284
  Pontiac, MI
Bixel House                        76     1,376,019          190,746           2,294,879              50,061
  Los Angeles, CA
Harmony                            65     3,097,554                0           7,020,696             117,826
  North Hollywood, CA
Schumaker Place                    96     2,928,084          531,776           1,627,716           3,603,531
  Salisbury, MD
Circle Terrace                    303     9,822,423                0           7,884,733           8,513,503
  Lansdown, MD
                            ---------------------------------------------------------------------------------

SUBTOTAL                        2,374    85,628,334       10,544,398          93,281,084          41,654,866

LESS: Combined Entity              17       707,659           42,000           1,139,412           (134,473)
                            ---------------------------------------------------------------------------------

TOTAL                           2,357   $84,920,675      $10,502,398         $92,141,672         $41,789,339
                            =================================================================================

(1) The  aggregate  cost for  Federal  Income Tax  purposes is  approximately  $
145,640,000.

                          * Mortgage   notes   payable    generally    represent
                            non-recourse   financing   of   low-income   housing
                            projects  payable  with terms of up to 40 years with
                            interest payable at rates ranging from 8.25% to 11%.
                            The  Partnership  has not  guaranteed  any of  these
                            mortgage notes payable.


Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1998


                                 GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1997                  LIFE ON
                            -----------------------------------------------------------               WHICH
                                                                                                  DEPRECIATION
                                           BUILDING AND                    ACCUMULATED     DATE    IS COMPUTED       DATE
        DESCRIPTION             LAND       IMPROVEMENTS       TOTAL       DEPRECIATION    BUILT      (YEARS)       ACQUIRED
        -----------             ----       ------------       -----       ------------    -----      -------       --------
Low and Moderate
Income Apartment Complexes
Strathern Park/Lorne Park     $5,889,320       $19,991,771  $25,881,091        $5,213,507  1991      various       07/05/90
  Los Angeles, CA
Maidens Choice                   807,791         5,428,668    6,236,459         1,584,762  1991      various       08/17/90
  Baltimore, MD
Cedar Lane                        40,000         1,387,366    1,427,366           302,494  1991      various       09/10/90
  London, KY
Silver Creek                      20,000           946,812      966,812           212,528  1990      various       08/15/90
  Berea, KY
Rosecliff                      1,120,000         7,963,747    9,083,747         2,132,914  1991      various       09/18/90
  Orlando, FL
Brookwood                        522,673         4,446,588    4,969,261           974,213  1992      various       10/01/90
  Ypsilanti Township, MI
Water Oak                         98,058         1,473,582    1,571,640           368,126  1991      various       01/01/91
  Orange City, FL
Yester Oaks                       47,105         1,576,634    1,623,739           408,270  1991      various       01/01/91
  Lafayette, GA
Ocean View                       112,620         1,607,768    1,720,388           429,002  1991      various       01/01/91
  Ferandina Beach, FL
Wheeler House                     42,000         1,004,939    1,046,939           268,015  1991      various       01/01/91
  Nashua, NH
Archer Village                    40,000           900,157      940,157           240,973  1991      various       01/01/91
  Archer, FL
Oaks of Dunlop                   631,959         6,627,669    7,259,628         1,985,033  1991      various       01/01/91
  Colonial Heights, VA
Timothy House                     11,638         6,757,330    6,768,968         1,148,952  1992      various       03/05/91
  Towson, MD
Westover Station                 305,645         4,304,102    4,609,747           868,023  1991      various       03/30/91
  Newport News, VA
Carib Villas III                 239,009         1,673,803    1,912,812           474,009  1992      various       03/21/91
  St. Croix, VI
Carib Villas II                  197,195         1,650,817    1,848,012           456,959  1991      various       03/01/91
  St. Croix, VI
Whispering Trace                 218,000         1,927,211    2,145,211           638,586  1990      various       05/01/91
  Woodstock, GA
New Center                        96,116         6,450,822    6,546,938         1,402,574  1992      various       06/27/91
  Detroit, MI
Huguenot Park                     83,000         2,088,664    2,171,664           512,659  1991      various       06/26/91
  New Paltz, NY
Hillwood Pointe                  454,185         5,115,565    5,569,750         1,327,798  1991      various       07/19/91
  Jacksonville, FL
Pinewood Pointe                  555,093         7,295,846    7,850,939         1,865,409  1991      various       07/31/91
  Jacksonville, FL


Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1998


                                GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1997                  LIFE ON
                            ------------------------------------------------------------             WHICH
                                                                                                  DEPRECIATION
                                           BUILDING AND                   ACCUMULATED      DATE    IS COMPUTED      DATE
        DESCRIPTION             LAND       IMPROVEMENTS       TOTAL      DEPRECIATION      BUILT     (YEARS)      ACQUIRED
        -----------             ----       ------------       -----      ------------      -----     -------      --------
Low and Moderate
Income Apartment Complexes
Westgate                     $   238,920      $  2,153,469    $  2,392,389      $  505,340  1991       various      07/25/91
  Bismark, ND
Woodlake Hills                   187,588         8,913,636       9,101,224       1,857,807  1992       various      08/01/91
  Pontiac, MI
Bixel House                      190,746         2,344,940       2,535,686         776,557  1991       various      07/31/91
  Los Angeles, CA
Harmony                                0         7,138,522       7,138,522       1,854,304  1991       various      07/31/91
  North Hollywood, CA
Schumaker Place                1,023,027         4,739,996       5,763,023         940,251  1992       various      09/20/91
  Salisbury, MD
Circle Terrace                 1,104,269        15,293,967      16,398,236       2,929,726  1993       various      12/06/91
  Lansdown, MD
                            ------------------------------------------------------------

SUBTOTAL                      14,275,957       131,204,391     145,480,348      31,678,791

LESS: Combined Entity             42,000         1,004,939       1,046,939         268,015
                            ------------------------------------------------------------

TOTAL                        $14,233,957      $130,199,452 $144,433,409     $31,410,776
                            ============================================================

Summary of property owned and accumulated depreciation:

Property Owned December 31, 1997
--------------------------------------------------------------------------------
Balance at beginning of period                                     $145,480,438
  Additions during period:
     Less current year Wheeler House              (1,046,939)
     Other acquisitions                               125,851
     Improvements etc.                                 34,059
                                          --------------------
                                                                       (887,029)
  Deductions during period:
     Cost of real estate sold                              0
     Impairment of Assets (1)                       (160,000)
                                          --------------------
                                                                       (160,000)
                                                           ---------------------
Balance at close of period                                         $144,433,409
                                                           =====================


Property Owned December 31, 1996
--------------------------------------------------------------------------------
Balance at beginning of period                                     $145,304,421
  Additions during period:
     Other acquisitions                                13,520
     Improvements etc.                                162,497
                                          --------------------
                                                                        176,017
  Deductions during Period:
     Cost of real estate sold                               0
     Reclassification to intangible assets                  0
                                          --------------------
                                                                              0
                                                           ---------------------
Balance at close of period                                         $145,480,438
                                                           =====================


Property Owned December 31, 1995
--------------------------------------------------------------------------------
Balance at beginning of period                                     $145,215,379
  Additions during period:
     Other acquisitions                                27,195
     Improvements etc.                                131,065
                                          --------------------
                                                                        158,260
  Deductions during period:
     Cost of real estate sold                          (69,218)
     Reclassification to intangible assets                   0
                                          --------------------
                                                                        (69,218)
                                                           ---------------------
Balance at close of period                                         $145,304,421
                                                           =====================



(1) During the year ended December 31, 1997, Wheeler House recognized an impairment loss on its rental property in the net amount of $160,000 as a result of applying FASB 121,
      Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.

Accumulated Depreciation December 31, 1997
---------------------------------------------------
Balance at beginning of period               26,076,146
 Additions during period:
     Less current year Wheeler House           (268,015)
     Depreciation                             5,602,645
                                          ----------------
Balance at close of period                  $31,410,776
                                          ================








Accumulated Depreciation December 31, 1996
---------------------------------------------------
Balance at beginning of period               21,269,750
 Additions during period:
   Depreciation                               4,806,396
                                         ----------------
Balance at close of period                  $26,076,146
                                         ================








Accumulated Depreciation December 31, 1995
---------------------------------------------------
Balance at beginning of period             16,571,920
 Additions during period:
   Depreciation                             4,697,830
                                       ----------------
Balance at close of period                $21,269,750
                                       ================

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS V
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1998
            Reports of Independent Auditors

[Letterhead]

[LOGO]
JOHN J. LEHOTAN, C.P.A.
4385 W. Main Street
Brown City,  MI  48416

To The Partners of Woodlake Hills
Limited Partnership
Detroit, Michigan

Independent Auditor's Report

I have audited the accompanying balance sheet of Woodlake Hills Limited Partnership, a Michigan limited partnership as of December 31, 1997 and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Woodlake Hills Limited Partnership as of December 31, 1997 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/John J. Lehotan
Certified Public Accountant, C.P.A.
February 5, 1998

[Letterhead]

[LOGO]
JOHN J. LEHOTAN, C.P.A.
Brown City, MI

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

[Letterhead]

[LOGO]
JOHN J. LEHOTAN, C.P.A.
4385 W. Main Street
Brown City,  MI  48416

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

/s/John J. Lehotan
Certified Public Accountants
February 11, 1996

[Letterhead]

[LOGO]
NANAS, STERN, BIERS, NEINSTEIN AND CO.LLP 9454 Wilshire Boulevard Beverly Hills, California 90212-2907

Independent Auditors' Report

The Partners
Strathern Park
Los Angeles, California

We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/Nanas, Stern, Biers, Neinstein and Co., LLP
NANAS, STERN, BIERS, NEINSTEIN AND CO.
January 28, 1998

[Letterhead]

[LOGO]
NANAS, STERN, BIERS, NEINSTEIN AND CO. , LLP
9454  Wilshire Boulevard
Beverly Hills, California  90212-2907

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

/s/Nanas, Stern, Biers, Neinstein and Co.
NANAS, STERN, BIERS, NEINSTEIN AND CO.
January 14, 1997

[Letterhead]

[LOGO]
NANAS, STERN, BIERS, NEINSTEIN AND CO.
9454  Wilshire Boulevard
Beverly Hills, California  90212-2907

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Maiden Choice Limited Partnership


We have audited the accompanying balance sheet of Maiden Choice Limited Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Choice Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 33 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 6, 1998, on our consideration of Maiden Choice Limited Partnership's internal control and on its compliance with specific requirements applicable to CDA programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Baltimore, Maryland           Federal Employer Identification Number:
                                                          52-1088612
Audit Principal: William T. Riley, Jr.
January 6, 1998

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

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners                                         Rural Development
Cedar Lane I, Ltd.                                  London, Kentucky


We have audited the accompanying balance sheets of Cedar Lane I, Ltd., (a limited partnership) Case No. 20-063-621358072, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Lane I, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998 on our consideration of Cedar Lane I, Lts.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


/s/Miller, Mayerm Sullivan & Stevens
Lexington, Kentucky
February 2, 1998

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

Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Silver Creek II, Ltd.


We have audited the accompanying balance sheets of Silver Creek II, Ltd., (a limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Creek II, Ltd. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/Miller, Mayerm Sullivan & Stevens
Lexington, Kentucky
January 27, 1998

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

/s/Miller, Mayerm Sullivan & Stevens
Lexington, Kentucky
January 28, 1997

[Letterhead]

[LOGO]
Deloitte & Touche LLP
Suite 1800
200 South Orange Avenue
Orlando, Florida  32801

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Tomkins/Rosecliff, Ltd.:

We have audited the accompanying balance sheet of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
February 6, 1998

[Letterhead]

[LOGO]
Deloitte & Touche LLP
Suite 1800
200 South Orange Avenue
Orlando, Florida  32801

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


/s/Deloitte & Touche LLP
January 24, 1997

[Letterhead]
[LOGO]
Deloitte & Touche LLP
Suite 1800
200 South Orange Avenue
Orlando, Florida  32801

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


/s/Deloitte & Touche LLP
February 2, 1996

[Letterhead]
[LOGO]
Follmer, Rudzewicz & Co., P.C.

January 22, 1998

INDEPENDENT AUDITORS' REPORT

To the Partners of:
Brookwood L.D.H.A. Limited Partnership
28388 Franklin Road
Southfield, Michigan 48034

We have audited the accompanying Balance sheet of Brookwood L.D.H.A. Limited Partnership (a Michigan limited partnership), MSHDA Development No. 832 as of December 31, 1997 and the related Statement of Profit and Loss, changes in in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brookwood L.D.H.A. Limited Partnership, MSHDA No. 832 as of December 31, 1997, and the results of its operations, the changes in its cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of the partnership's internal control structure and a report dated January 22, 1998 on its compliance with laws and regulations.

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

/s/Follmer, Rudzewicz & Co., P.C.
Follmer,Rudzewicz & Co. P.C.
Certified Public Accountants
Southfield, Michigan
38-1910111

[Letterhead]
              BILLIE J. BURNETT,CPA
              5 Benton Drive
              Nashua, NH 03060
              (603) 883-4230

To The Partners
Burbank Limited Partnership I

      I have audited the accompanying balance sheets of Burbank Limited Partnership I as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burbank Limited Partnership I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Billie J. Burnett
Billie J. Burnett

January 12, 1998

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


We have audited the accompanying balance sheets of The Oaks of Dunlop Farms, L.P. (A Limited Partnership), VHDA Project Number 90-0300-C, as of December 31, 1997 and 1996, and the related statements of operations , partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the projects management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VHDA Project Number 90-0300-C as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

  The accompanying supplementary information (shown on pages 10 to 17) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
January 25, 1998

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Timothy House Limited Partnership

We have audited the accompanying balance sheet of Timothy House Limited Partnership as of December 31, 1997 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timothy House Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 33 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 10, 1998, on our consideration of Timothy House Limited Partnership's internal control structure and on its compliance with requirements applicable to CDA programs, fair housing, and laws and regulations applicable to the financial statements.

 /s/Reznick Fedder & Silverman
Baltimore, Maryland                Federal Employer
January 10, 1998                         Identification Number:
                                                     52-1088612
Audit Principal:  William T. Riley, Jr.

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

[Letterhead]

Wilfore & Wynn
A Professional Corporation
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

The Partners
Westover Station Associates, L.P.
(A Limited Partnership)
Newport News, Virginia

We have audited the accompanying balance sheets of Westover Station Associates, L.P., VHDA Project Number 90,0303-C, as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and the Virginia Housing Development Authority's Mortgagor/Grantee's Audit Guide.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westover Station Associates, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules included in the report are presented for purposes of additional analysis and are not a required part of the basic financial statements of Westover Station Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Wilfore & Wynn
Wilfore & Wynn
Virginia Beach, Virginia
February 5, 1998

4530 Professional Circle  Virginia Beach, Virginia 23455-6498
Telephone (804)456-0111 Fax (804)473-1095

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

Independent Auditors' Report
Partners              January 19, 1998

Christiansted Limited Dividend Housing
     Association Limited Partnership


We have audited the accompanying balance sheet of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended.

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Kirshner Huton Perlin, P.C.

Kirschner Hutton Perlin, P.C.
Certified Public Accountants

               26913 Northwestern Hwy. Suite 510
               Southfield, Michigan 48034-8444
                Telephone: (810) 356-3880
                Facsimile: (810) 356-3885

Independent Auditors' Report
Partners              January 17, 1998

St. Croix II. Limited Partnership

We have audited the accompanying balance sheet of St. Croix II, Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix II, Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Kirshner Huton Perlin, P.C.

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Kensignton Place Townhomes,
A Limited Partnership:

We have audited the accompanying balance sheets of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 16, 1998

 [Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

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

/s/ KPMG Peat Marwick LLP
February 5, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Cobblestone Place Townhomes,
A Limited Partnership:


We have audited the accompanying balance sheets of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 16, 1998

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

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

/s/ KPMG Peat Marwick LLP
January 20, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Whispering Trace Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of Whispering Trace Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Trace Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 16, 1998

 [Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

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

[letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Huguenot Park Associates, L.P.

We have audited the accompanying balance sheet of Huguenot Park Associates, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huguenot Park Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 1998

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

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT

The Partners
Westgate Apartments Limited Partnesrhip
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Westagate Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

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

[Letterhead]

              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 900731                     Richard Suarez
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Bixel House
Los Angeles, California

      I have audited the accompanying balance sheet of Bixel House as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bixel House at December 31, 1997, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
San Pedro, California
January 15, 1998

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

     Independent Auditor's Report

To The Partners of
Harmony Apartments
Los Angeles, California

      I have audited the accompanying balance sheet of Harmony Apartments as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provide a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Apartments at December 31, 1997, and the results of its operations and cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
San Pedro, California
February 11, 1998

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

/s/Suarez Accountancy Corporation
Certified Public Accountant
San Pedro, California
February 13, 1996

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.
121 South Broad Street
Philadelphia, Pennsylvania  19107

INDEPENDENT AUDITORS' REPORT

To the Partners
Schumaker Place Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Schumaker Place Associates, L.P., as of December 31, 1997 and December 31, 1996, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schumaker Place Associates, L.P., as of December 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital (capital deficiency) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 12) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Schumaker Place Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Halbert Katz &Co
January 30, 1998

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.
121 South Broad Street
Philadelphia, Pennsylvania  19107

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Circle Terrace Associates
 Limited Partnership

We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle TerraceAssociates Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 21, 1998, on our consideration of Circle Terrace Associates Limited Partnership's internal control and on its compliance with specific requirements applicable to Major HUD and CDA programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Baltimore, Maryland                Federal Employer
January 21, 1998                         Identification Number:
                                                     52-1088612
Audit Principal:  Lester A. Kanis

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Water Oaks Apartments, Ltd.

We have audited the accompanying balance sheets of Water Oaks Apartments, L.P., RHS Project No. 09-64-581801555 as of December 31, 1997 and 1996 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Oaks Apartments, L.P., RECD Project No. 09-64-581801555 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 22 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated January 9, 1998, on our consideration of Water Oak Apartments L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

 /s/Reznick Fedder & Silverman
Atalnta, Georgia
January 9, 1998

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

In accordance with Government Auditing Standards we have also issued reports dated February 1, 1996, on our consideration of Water Oak Apartments L.P.'s internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
February 1, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Archer Village, Ltd.

We have audited the accompanying balance sheets of Archer Village, Ltd., RHS Project No.: 09-001-267869575 as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Archer Village, Ltd., RHS Project No.: 09-001-267869575 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 22 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated January 9, 1998, on our consideration of Archer Village, Ltd.'s internal control structure and its compliance with laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 9, 1998

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Ocean View Apartments, L.P.

We have audited the accompanying balance sheets of Ocean View Apartments, L.P.,RHS Project No.: 09-45-581801553, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean View Apartments, L.P., RHS Project No.: 09-45-581801553, as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 20 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued reports dated January 9, 1998 on our consideration of Ocean View Apartments, L.P.'s internal control structure and on its compliance with laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 9, 1998

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

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 24, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Yester Oaks, L.P.

We have audited the accompanying balance sheets of Yester Oaks, L.P.,RHS Project
No.:  11-046-0581814319,  as of  December  31,  1997 and 1996,  and the  related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yester Oaks, L.P., RHS Project
No.: 11-046-0581814319 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages ____ through ____ is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 9, 1998, on our consideration of Yester Oaks L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 9, 1998

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


/s/Haran & Associates Ltd.
January 20, 1995

                                STRATHERN PARK
                               DECEMBER 31, 1997

Nanas, Stern, Biers, Neinstein & Co. LLP
Certified Public Accountants
9454 Wilshire Boulevard
Beverly Hills, California 90212-2901
Tel (310) 273-2501
Fax (310) 859-0374







                            INDEPENDENT AUDITORS' REPORT


The Partners
Strathern Park
Los Angeles, California



We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/Nanaa, Stern, Biers, Neinstein and Co. LLP
Nanas, Stern, Biers, Neinstein and Co. LLP
January 28, 1998

                                                  STRATHERN PARK
                                                   BALANCE SHEET
                                                 DECEMBER 31, 1997



ASSETS

     Cash and cash equivalents (Note 5)                                                        $             75,050
     Receivables                                                                                             28,003
     Reserve for replacements  (Note 5)                                                                     138,827
     Tenant security deposits  (Note 5)                                                                     120,342

     Rental property - at cost (Note 2)
                 Land                                                            $   5,889,320
                 Buildings                                                          19,042,548
                 Equipment and furnishings                                             949,223
                                                                                 --------------
                                                                                    25,881,091
                 Less:  accumulated depreciation                                   (5,213,507)           20,667,584
                                                                                 --------------

     Other assets
                 Syndication fee  (Net of accumulated amortization
                      of $112,219)                                                                          606,448
                                                                                                  ------------------

                 TOTAL ASSETS                                                                  $         21,636,254
                                                                                                  ==================



LIABILITIES

     Accounts payable and accrued expenses                                                     $             72,821
     Security deposits                                                                                      106,609
     Accrued interest payable  (Note 2)                                                                   3,940,215
     Long term debt  (Notes 2 and 5)                                                                     17,482,959
                                                                                                  ------------------

                 TOTAL LIABILITIES                                                                       21,602,604

DEFERRED INCOME                                                                                              20,604

PARTNERS' EQUITY  (Note 3)                                                                                   13,046
                                                                                                  ------------------

                 TOTAL LIABILITIES AND PARTNERS' EQUITY                                        $         21,636,254
                                                                                                  ==================

                                                  See   accompanying   auditors'
                                     report. The notes are an integral part of these financial statements.

                                 STRATHERN PARK
                          STATEMENT OF PARTNERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1997






                                           Profit            Balance            Net             Distri-          Balance
                                          and Loss           January           Loss             butions         December
                                         Percentage          1, 1997       for the year          Paid           31, 1997
                                        --------------    --------------   --------------    --------------   --------------
GENERAL PARTNER

Safran Associates Investment
      Partnership II, A California
      Limited Partnership                          1%   $      (58,039)  $      (13,443)   $         (702)  $      (72,184)


CLASS A LIMITED PARTNER

  Safran Associates Investment
      Partnership II, A California
      Limited Partnership                          4%         (233,957)         (53,774)           (9,110)        (296,841)


INVESTOR LIMITED PARTNER

  Boston Financial Qualified
      Housing Tax Credits L.P.V., A
      Massachusetts Limited
      Partnership                                 95%         1,745,523      (1,277,121)          (86,331)          382,071


SPECIAL LIMITED PARTNER

  S L P  90, Inc.                            ---               ---              ---               ---              ---
                                                          --------------   --------------    --------------   --------------


                                                        $     1,453,527  $   (1,344,338)   $      (96,143)  $        13,046
                                                          ==============   ==============    ==============   ==============





                                                  See   accompanying   auditors'
                                     report. The notes are an integral part of these financial statements.

                                 STRATHERN PARK
                             STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997



INCOME

                  Gross potential - rents                                              $      1,547,419
                  (Vacancies)                                                                  (12,686)
                  Interest                                                                       13,651
                  Miscellaneous                                                                  41,426
                                                                                          --------------

                              TOTAL INCOME                                                                 $      1,589,810



EXPENSES  (Note 4)

                  Administrative expense                                                        143,310
                  Management fees                                                               123,995
                  Utilities                                                                     134,201
                  Operating and maintenance expense                                             321,412
                  Taxes and insurance                                                           180,032
                  Interest expense - Mortgage note payable                                      552,976
                  Interest expense - Notes payable                                              684,796
                  Depreciation and amortization                                                 793,426
                                                                                          --------------
                                                                                                                  2,934,148
                                                                                                             ---------------




NET LOSS                                                                                                   $    (1,344,338)
                                                                                                             ===============

                                                  See   accompanying   auditors'
                                     report. The notes are an integral part of these financial statements.

                                                 STRATHERN PARK
                                             STATEMENT OF CASH FLOWS
                                          YEAR ENDED DECEMBER 31, 1997

                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

      Net Loss                                                                                    $    (1,344,338)

        Adjustments to reconcile net loss to net cash provided by operating activities:

               Depreciation and amortization                                  $   793,426

               (Increase)/Decrease in -
                           Receivables                                               10,579
                           Tenant security deposits                                   1,673

               (Decrease)/Increase in -
                           Accounts payable and accrued expenses                   (12,978)
                           Accrued interest payable                                 624,031
                           Security deposits                                          (888)
                           Deferred income                                              366
                                                                                ------------
               Total Adjustments                                                                        1,416,209
                                                                                                    --------------

               Net Cash Provided by Operating Activities                                                   71,871

CASH FLOWS FROM INVESTING ACTIVITIES

        Deposits to reserve for replacements                                       (82,055)
        Releases from reserve for replacements                                       39,880
        Purchase of equipment                                                       (4,626)
                                                                                ------------
               Net Cash Used in Investing Activities                                                      (46,801)

CASH FLOWS FROM FINANCING ACTIVITIES

        Principal payments on mortgage                                             (69,492)
        Distributions paid                                                         (96,143)
                                                                                ------------
               Net Cash Used in Financing Activities                                                     (165,635)
                                                                                                    --------------

               Net Decrease in Cash and Cash Equivalents                                                 (140,565)

Cash and cash equivalents at January 1, 1997                                                              215,615
                                                                                                    --------------

Cash and cash equivalents at December 31, 1997                                                   $         75,050
                                                                                                    ==============

        SUPPLEMENTAL DISCLOSURE OF CASH FROM INFORMATION:

               Cash paid during the year for interest                         $     617,557
                                                                                ============

                                           See   accompanying   auditors'
                                     report. The notes are an integral part of these financial statements.

                                 STRATHERN PARK
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


Note 1      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

            Organization -
                  Strathern Park (the partnership) was organized pursuant to a limited partnership agreement dated March 28, 1989 as amended. Effective June 1, 1990, the partnership agreement was amended with the admission of a new limited partner who purchased a 95% limited partnership interest for a total capital contribution of $5,963,067. On January 1, 1994 Lorne Park was merged into Strathern Park. The combined partnerships constructed a 241 unit apartment project (Lorne Park 72 units, Strathern Park 169 units) located in Sun Valley, California for tenants whose income is very low to moderate. The project is regulated under the terms of certain of its loan agreements. Such agreements contain certain restrictions concerning rental charges, the number of units rented to tenants in the very low, low and moderate income levels and other matters. Those restrictions of rent and income shall remain in effect for a minimum of 30 years.

            Use of  Estimates in the Preparation of Financial Statements -
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                              Classification                     Life
                           ---------------------            ---------------
                           Buildings                            27.5 Years
                           Equipment and furnishings             5-7 Years

                  Amortization - amortization of syndication costs is computed using the straight line method over a period of 40 years.


                                                            STRATHERN PARK
                                                   NOTES TO FINANCIAL STATEMENTS
                                                          DECEMBER 31, 1997

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


Note 2      LONG TERM DEBT
                  Mortgage  note  payable,  secured  by  First  Deed  of  Trust, requiring monthly payments of $51,913, including interest
                  at 9.41% per annum, maturing February, 2022.                              $    5,858,679

                  Note payable  secured by Second Deed of Trust,  payable to the
                  Community Redevelopment Agency of the City of Los Angeles with interest at 7% per annum.  Interest  accrues  from the date of issuance  of the  first  certificate  of  occupancy  which  is
                  December 26, 1991. Unpaid principal  together with all accrued and  unpaid  interest  are due and  payable  in full  upon the maturity of the primary  permanent loan, but not later than 40 years from date of issuance.  Principal and interest  payments may be made in annual  installments from the residual receipts of the project,  as the term  residual  receipts is defined in
                  the  loan  agreement.   The  note  was  funded  by  a  Housing
                  Development Grant from the United States Department of Housing and Urban Development. The terms of the Grant agreement impose certain  restrictions  on the use of the  Grant  proceeds  and operating  policies of the  partnership.  Accrued  interest on this note at
                  December 31, 1997 amounted to $2,128,864.                                      5,179,105

                  Note  payable  secured by Third Deed of Trust,  payable to the
                  Community  Redevelopment  Agency  of the City of Los  Angeles,
                  with interest at 5% per annum.  Interest accrues from the date of issuance of the first  certificate  of  occupancy  which is
                  December 26, 1991. Unpaid principal  together with all accrued and  unpaid  interest  are due and  payable  in full  upon the maturity of the primary  permanent loan, but not later than 40 years from date of issuance.  Principal and interest  payments may be made in annual  installments from the residual receipts of the project,  as the term  residual  receipts is defined in the loan agreement. Accrued interest on
                  this note at December 31, 1997 amounted to $1,811,351.                          6,445,175
                                                                                              -----------------

                                                                                            $    17,482,959
                                                                                              =================

                     STRATHERN PARK
              NOTES TO FINANCIAL STATEMENTS
                    DECEMBR 31, 1997

Note 2      LONG TERM DEBT  (Contd.)

            Maturities of long term debt as of December 31, 1997 for the succeeding five years are as follows:

                  Years ended December 31,
                           1998                        65,779
                           1999                        72,337
                           2000                        77,942
                           2001                        87,318
                           2002                        96,023
                           Thereafter              17,083,560
                                                ---------------
                                            $      17,482,959
                                                ===============


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

            STRATHERN PARK
            NOTES TO FINANCIAL STATEMENTS
            DECEMBER 31, 1997

Note 4      RELATED PARTY TRANSACTIONS

            There were no direct compensation payments to the partners during the year. However, there were related party transactions which occurred which are set forth below:

                                                                                            (Income)         Receivable
                                                                                            Expense          (Payable)
                                                                          Account           for the         At December
                          Name                      Description             No.               Year            31, 1997
            ----------------------------------  ---------------------  ---------------   ---------------  -----------------

            Thomas Safran and
               Associates, Inc.(TS&A, Inc.)     Management fee              6320      $         111,491 $       ---
                                                                                         ===============  =================

            In addition, the project reimbursed TS&A, Inc. for allocated common costs such as office supplies, salaries, payroll taxes, and insurance. The aggregate total of such reimbursements was $92,671 for the year.

            The  general  partner  has  a  direct  ownership   interest  in  the
            management company listed above.

            Thomas Safran & Associates, Inc. (TS&A, Inc.) has subcontracted certain accounting and supervisory functions to Insignia Residential Group of California, Inc. (IRG) for a period of two years commencing August 1, 1997. TS&A, Inc. will continue to be the managing agent and IRG will report to them on a monthly basis. The agreement among TS&A, Inc., IRG and the Project provides a portion of the approved management fees to be paid to IRG for their services.

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

                                                                                                 December 31, 1997
                                                                                         ----------------------------------
                                                                                            Carrying            Fair
                                                                                             Amount            Value

            Cash and Short Term Investments                                           $         334,219 $          334,219
            Long Term Debt  (First Deed of Trust)                                           (5,858,679)        (5,858,679)
            Long Term Debt  (Second & Third Deed of Trust)                                 (11,624,280)       (11,624,280)


                                          STRATHERN PARK

                                BOSTON FINANCIAL QUALIFIED HOUSING

                                       BALANCE SHEET FORMAT

                                         DECEMBER 31, 1997

                                                                      SCHEDULE I
                                                                     Page 1 of 2
                                 STRATHERN PARK
                       BOSTON FINANCIAL QUALIFIED HOUSING
                              BALANCE SHEET FORMAT
                                DECEMBER 31, 1997

                                       ASSETS
CURRENT ASSETS
       1110      Petty cash                                                           $            500
       1120      Cash in bank                                                                   74,550
       1130      Rent receivables                                                               25,655
       1140      Miscellaneous receivables                                                       2,348
       1191      Tenant security deposits                                                      120,342
                                                                                         --------------
                              Total Current Assets                                                         $        223,395

RESERVES AND DEPOSITS
       1320      Reserve for replacements                                                                           138,827

FIXED ASSETS
       1410      Land                                                                        5,889,320
       1420      Buildings                                                                  19,042,548
       1450      Equipment and furnishings                                                     949,223
                                                                                         --------------
                                                                                            25,881,091
       4100      Less:  accumulated depreciation                                           (5,213,507)
                                                                                         --------------
                              Total Fixed Assets                                                                 20,667,584

OTHER ASSETS
       1820      Syndication fee  (Net of accumulated amortization
                      of $112,219)                                                                                  606,448
                                                                                                             ---------------



                              TOTAL ASSETS                                                                 $     21,636,254
                                                                                                             ===============


                                                                      SCHEDULE I
                                                                     Page 2 of 2

                                 STRATHERN PARK
                       BOSTON FINANCIAL QUALIFIED HOUSING
                              BALANCE SHEET FORMAT
                                DECEMBER 31, 1997


                          LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
       2110      Accounts payable                                                     $         25,256
                 Accrued interest payable - 1st mortgage                                        47,565
       2191      Tenant security deposit liability                                             106,609
                                                                                         --------------
                              Total Current Liabilities                                                    $        179,430

MORTGAGE NOTE PAYABLE CURRENT PORTION
                 1st mortgage note payable current portion                                                           65,779

LONG TERM LIABILITIES
                 Accrued interest payable - notes
                              2nd mortgage note payable                                      2,128,864
                              3rd mortgage note payable                                      1,811,351
                 Mortgage notes payable
       2321                   1st mortgage note payable                                      5,792,900
       2322                   2nd mortgage note payable                                      5,179,105
       2323                   3rd mortgage note payable                                      6,445,175
       2210                   Deferred income                                                   20,604
                                                                                         --------------
                              Total Long Term Liabilities                                                        21,377,999

PARTNERS'  EQUITY
       3130      Limited partners' equity                                                       85,230
       3131      General partners' equity                                                     (72,184)
                                                                                         --------------
                              Total Owners' Equity                                                                   13,046
                                                                                                             ---------------

                              TOTAL LIABILITIES AND PARTNERS' EQUITY                                       $     21,636,254
                                                                                                             ===============


                                                                     SCHEDULE II
                                                                     Page 1 of 4
                                                  STRATHERN PARK
                                       BOSTON FINANCIAL QUALIFIED HOUSING -
                                             STATEMENT OF OPERATIONS
                                           YEAR ENDED DECEMBER 31, 1997



REVENUE
               Rent revenue
       5120      Apartments                                                     $      1,482,095
       5121      Tenant assistance payments                                               52,472
       5130      Furniture and equipment                                                ---
       5140      Stores and commercial                                                    12,852
       5170      Garage and parking spaces                                              ---
       5180      Flexible subsidy income                                                ---
       5190      Miscellaneous                                                          ---
                                                                                   --------------

                              Total rent revenue                                                   $     1,547,419

              Vacancies
       5220      Apartments                                                             (12,686)
       5240      Stores and commercial                                                  ---
       5270      Garage and parking spaces                                              ---
       5290      Miscellaneous                                                          ---
                                                                                   --------------

                              Total Vacancies                                                             (12,686)
                                                                                                     --------------


              Net Rental Revenue                                                                         1,534,733

              Financial Revenue
       5410      Interest Income - operations                                              3,254
       5430      Interest Income - residual receipts                                    ---
       5440      Interest income - reserve for replacements                                4,692
       5490      Interest income - miscellaneous                                           5,705
                                                                                   --------------

                              Total Financial Revenue                                                       13,651
              Other Revenue
       5910      Laundry and vending                                                      26,400
       5920      NSF and late charges                                                      6,725
       5930      Damages and cleaning fees                                                 2,782
       5940      Forfeited tenant security deposits                                        2,129
       5990      Other revenue                                                             3,390
       5991      Non-cash revenue                                                       ---
                                                                                   --------------
                              Total Other Revenue                                                           41,426
                                                                                                     --------------

NET REVENUE                                                                                        $     1,589,810
                                                                                                     ==============

                                                                     SCHEDULE II
                                                                     Page 2 of 4
                                                  STRATHERN PARK
                                       BOSTON FINANCIAL QUALIFIED HOUSING -
                                             STATEMENT OF OPERATIONS
                                           YEAR ENDED DECEMBER 31, 1997



EXPENSES
              Administrative Expenses
       6210      Advertising                                                    $          1,482
       6250      Other renting expense                                                  ---
       6310      Office salaries                                                          15,299
       6311      Office supplies                                                          46,028
       6320      Management fee                                                          123,995
       6330      Manager or superintendent salary                                         44,382
       6331      Manager's rent free unit                                               ---
       6340      Legal expenses  (project)                                                 2,581
       6350      Auditing expenses  (project)                                              9,500
       6351      Bookkeeping fees/accounting services                                   ---
       6360      Telephone and answering services                                         10,282
       6370      Bad debts                                                                13,756
       6390      Miscellaneous administrative expenses                                  ---
                                                                                   --------------

                              Total Administrative Expenses                                        $       267,305

              Utilities Expenses
       6420      Fuel oil/coal                                                          ---
       6450      Electricity                                                              38,537
       6451      Water                                                                    56,476
       6452      Gas                                                                       7,061
       6453      Sewer                                                                    32,127
                                                                                   --------------

                              Total Utilities Expenses                                                     134,201

              Operating & Maintenance
       6510      Janitor and cleaning payroll                                           ---
       6515      Janitor and cleaning supplies                                             5,449
       6517      Janitor and cleaning contract                                          ---
       6519      Exterminating payroll/contract                                            1,527
       6520      Exterminating supplies                                                 ---
       6525      Garbage and trash removal                                                13,379
       6530      Security payroll/contract                                                18,611





                                                                                                          SCHEDULE II
                                                                                                          Page 3 of 4

                                                  STRATHERN PARK
                                       BOSTON FINANCIAL QUALIFIED HOUSING -
                                             STATEMENT OF OPERATIONS
                                           YEAR ENDED DECEMBER 31, 1997




EXPENSES  (Cont.)
              Operating & Maintenance  (Cont.)
       6535      Grounds payroll                                                $       ---
       6536      Grounds supplies                                                         10,648
       6537      Grounds contract                                                         27,910
       6540      Repairs payroll                                                          71,622
       6541      Repairs material                                                         40,743
       6542      Repairs contract                                                         81,225
       6545      Elevator maintenance/contract                                          ---
       6546      Heating/cooling repairs and maintenance                                   2,518
       6547      Swimming pool maintenance/contract                                     ---
       6548      Snow removal                                                           ---
       6560      Decorating payroll/contract                                              27,775
       6561      Decorating supplies                                                      20,005
       6570      Other, gasoline                                                        ---
       6590      Miscellaneous operating and maintenance                                ---
                                                                                   --------------

                              Total Operating and Maintenance                                      $       321,412

              Taxes and Insurance
       6710      Real estate taxes                                                       124,522
       6711      Payroll taxes (FICA)                                                     13,155
       6719      Miscellaneous taxes, licenses                                          ---
       6720      Property and liability insurance                                         21,402
       6721      Fidelity bond insurance                                                ---
       6722      Workmen's compensation                                                    8,563
       6723      Health insurance and other benefits                                       8,281
       6729      Other insurance                                                        ---
       6790      Miscellaneous taxes and insurance                                      ---
                                                                                   --------------

                              Total Taxes and Insurance                                                    175,923

              Interest on Mortgage Notes
       6821      Interest on 1st mortgage                                                                  552,976




                                                                     SCHEDULE II
                                                                     Page 4 of 4

                                                  STRATHERN PARK
                                       BOSTON FINANCIAL QUALIFIED HOUSING -
                                             STATEMENT OF OPERATIONS
                                           YEAR ENDED DECEMBER 31, 1997



EXPENSES  (Cont.)
              Other Financial Expenses
     6690        Amortization                                                   $         17,967
     6830        Interest on notes payable (long term)                                   684,796
     6850        Mortgage insurance premium                                             ---
     6890        Miscellaneous financial expenses                                          4,109
     6895        Non-cash expense                                                       ---
                                                                                   --------------

                              Total Financial Expenses                                             $       706,872
                                                                                                     --------------

TOTAL EXPENSES BEFORE DEPRECIATION                                                                       2,158,689
                                                                                                     --------------

PROFIT (LOSS) BEFORE DEPRECIATION                                                                        (568,879)

     6600        Depreciation                                                                              775,459
                                                                                                     --------------

OPERATING PROFIT (LOSS)                                                                                (1,344,338)

                 Other Expenses Prior Period (Entity)                                                     ---
                                                                                                     --------------


NET PROFIT  (LOSS)                                                                                 $   (1,344,338)
                                                                                                     ==============


                 1st mortgage principal payment                                                    $        69,492
                 2nd mortgage principal payment                                                           ---
                 3rd mortgage principal payment                                                           ---
                                                                                                     --------------

                                          Total mortgage principal payments                        $        69,492
                                                                                                     ==============


                 Actual replacement reserve deposits                                               $        82,055
                 Replacement or painting reserve releases                                          $      (39,880)
                 Cash subsidies                                                                           ---
                 Capital improvements not expensed                                                        ---
                 Capital contribution or disbursement                                              $        96,143


                                                                    SCHEDULE III

                                 STRATHERN PARK
                        COMPUTATION OF RESIDUAL RECEIPTS
                                DECEMBER 31, 1997



Net income (loss) as of December 31, 1997                                                                  $    (1,344,338)


ADD:          Depreciation                                                            $        775,459
              Amortization                                                                      17,967
              Community Redevelopment Agency loan interest                                     322,259
              Housing Development Grant loan interest                                          362,537
              Releases from reserve for replacements                                            39,880            1,518,102
                                                                                         --------------      ---------------

                                                                                                                    173,764

LESS:         Principal payments on mortgage                                                  (69,492)
              Deposits to reserve for replacements                                            (82,055)
              Payments for capital expenditures                                                (4,626)            (156,173)
                                                                                         --------------      ---------------




RESIDUAL RECEIPTS, as defined in the partnership agreement
     at December 31, 1997                                                                                  $         17,591
                                                                                                             ===============


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




RESIDUAL RECEIPTS, as defined in the partnership agreement
                                                                                                               160,239
                                                                                                       ================

                                               STRATHERN PARK
                                               DECEMBER 31, 1995

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



 /s/NANAS, STERN, BIERS, NEINSTEIN AND CO.

January 23, 1996

                                                STRATHERN PARK
                                                 BALANCE SHEET
                                               DECEMBER 31, 1995



ASSETS
     Cash  (Note 5)                                                                            $        195,930
     Receivables                                                                                          6,128
     Reserve for replacements  (Note 5)                                                                  72,316
     Tenant security deposits  (Note 5)                                                                 125,460

     Rental property - at cost (Note 2)
                 Land                                                                5,889,320
                 Buildings                                                          19,042,548
                 Equipment and furnishings                                             944,597
                                                                                 --------------
                                                                                    25,876,465
                 Less:  accumulated depreciation                                   (3,659,084)       22,217,381
                                                                                 --------------

     Other assets
                 Syndication fee  (Net of accumulated amortization
                      of $76,285)                                                                       642,382
                                                                                                  --------------

                 TOTAL ASSETS                                                                  $     23,259,597
                                                                                                  ==============



LIABILITIES

     Accounts payable and accrued expenses                                                     $         81,018
     Security deposits                                                                                  113,140
     Accrued interest payable  (Note 2)                                                               2,683,756
     Long term debt  (Notes 2 and 5)                                                                 17,605,319
                                                                                                  --------------

                 TOTAL LIABILITIES                                                                   20,483,233



PARTNERS' EQUITY  (Note 3)                                                                            2,776,364
                                                                                                  --------------

                 TOTAL LIABILITIES AND PARTNERS' EQUITY                                        $     23,259,597
                                                                                                  ==============


                                                    See accompanying
                                                   auditor's  report.  The notes
                                                   are an integral part of these
                                                   financial statements.

                                 STRATHERN PARK
                          STATEMENT OF PARTNERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1995






                                           Profit            Balance            Net             Distri-          Balance
                                          and Loss           January           Loss             butions         December
                                         Percentage          1, 1995       for the year          Paid           31, 1995
                                        --------------    --------------   --------------    --------------   --------------
GENERAL PARTNER
  Safran Associates Investment
      Partnership II, A California
      Limited Partnership                          1%   $      (31,654)  $      (12,958)   $         (196)  $      (44,808)


CLASS A LIMITED PARTNER

  Safran Associates Investment
      Partnership II, A California
      Limited Partnership                          4%         (128,429)         (51,833)             (784)        (181,046)


INVESTOR LIMITED PARTNER

  Boston Financial Qualified
      Housing Tax Credits L.P.V., A
      Massachusetts Limited
      Partnership                                 95%         4,251,870      (1,231,028)          (18,624)        3,002,218


SPECIAL LIMITED PARTNER

  S L P  90, Inc.                            ---               ---              ---               ---              ---
                                                          --------------   --------------    --------------   --------------


                                                        $     4,091,787  $   (1,295,819)   $      (19,604)  $     2,776,364
                                                          ==============   ==============    ==============   ==============


                                                    See accompanying
                                                   auditor's  report.  The notes
                                                   are an integral part of these
                                                   financial statements.

                                 STRATHERN PARK
                             STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995



INCOME

             Gross possible rents                                                        $     1,495,927
             (Vacancies)                                                                         (8,769)
             Interest                                                                              9,231
             Miscellaneous                                                                        36,631
                                                                                           --------------

                          TOTAL INCOME                                                                     $      1,533,020



EXPENSES  (Note 4)

             Administrative expense                                                              128,069
             Management fees                                                                     120,662
             Utilities                                                                           116,167
             Operating and maintenance expense                                                   240,409
             Taxes and insurance                                                                 164,707
             Interest expense - Mortgage note payable                                            571,330
             Interest expense - Notes payable                                                    684,796
             Depreciation and amortization                                                       802,699          2,828,839
                                                                                           --------------     --------------




NET LOSS                                                                                                   $    (1,295,819)
                                                                                                              ==============


                                                         See accompanying
                                                   auditor's  report.  The notes
                                                   are an integral part of these
                                                   financial statements.

                                                 STRATHERN PARK
                                             STATEMENT OF CASH FLOWS
                                          YEAR ENDED DECEMBER 31, 1995

                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
        Net Loss                                                                                 $    (1,295,819)

        Adjustments to reconcile net loss to net cash provided by operating activities:

               Depreciation and amortization                                  $     802,699
               Increases in -
                           Accrued interest payable                                 684,796
                           Tenant security deposits - funded                        (7,565)
                           Tenant security deposits                                   3,621
               Decreases in -
                           Interest receivable                                        1,028
                           Rent receivable                                            3,019
                           Accounts payable and accrued expenses                   (23,154)
                                                                                ------------

               Total Adjustments                                                                        1,464,444
                                                                                                    --------------

               Net Cash Provided by Operating Activities                                                  168,625

CASH FLOWS FROM INVESTING ACTIVITIES

        Increase in reserve for replacements                                                              (9,533)

CASH FLOWS FROM FINANCING ACTIVITIES

        Principal payments on mortgage                                             (51,222)
        Interest payments on notes payable from residual receipts                  (13,070)
        Distributions paid                                                         (19,604)
                                                                                ------------

               Net Cash Used in Financing Activities                                                     (83,896)
                                                                                                    --------------

               Net Increase in Cash and Cash Equivalents                                                   75,196

Cash and cash equivalents at Janaury 1, 1995                                                              120,734
                                                                                                    --------------

Cash and cash equivalents at December 31, 1995                                                   $        195,930
                                                                                                    ==============

        SUPPLEMENTAL DISCLOSURE OF CASH FROM INFORMATION:

               Cash paid during the year for interest                         $     584,801
                                                                                ============

               Cash paid during the year for taxes                            $         800
                                                                                ============


                                                       See accompanying
                                                   auditor's  report.  The notes
                                                   are an integral part of these
                                                   financial statements.

                                                   STRATHERN PARK
                                            NOTES TO FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1995


Note 1      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

            Organization -
                  Strathern Park (the partnership) was organized pursuant to a limited partnership agreement dated March 28, 1989 as amended. Effective June 1, 1990, the partnership agreement was amended with the admission of a new limited partner who purchased a 95% limited partnership interest for a total capital contribution of $5,963,067. On January 1, 1994 Lorne Park was merged into Strathern Park. The combined partnerships constructed a 241 unit apartment project (Lorne Park 72 unites, Strathern Park 169 units) located in Sun Valley, California for tenants whose income is very low to moderate. The project is regulated under the terms of certain of its loan agreements. Such agreements contain certain restrictions concerning rental charges, the number of units rented to tenants in the very low, low and moderate income levels and other matters.

            Use of  Estimates in the Preparation of Financial Statements -
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                           Classification                        Life
                           ----------------                  --------------
                           Buildings                             27.5 Years
                           Equipment and furnishings                7 Years

                  Amortization - amortization of syndication costs is computed using the straight line method over a period of 40 years.

                                                    STRATHERN PARK
                                            NOTES TO FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1995

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

Note 2      LONG TERM DEBT

                  Mortgage  note  payable,  secured  by  First  Deed  of  Trust, requiring monthly payments of $35,875, including interest
                  at 9.41% per annum, maturing February, 2022.                                   $          5,981,039

                  Note payable  secured by Second Deed of Trust,  payable to the
                  Community Redevelopment Agency of the City of Los Angeles with interest at 7% per annum.  Interest  accrues  from the date of issuance  of the  first  certificate  of  occupancy  which  is
                  December 26, 1991. Unpaid principal  together with all accrued and  unpaid  interest  are due and  payable  in full  upon the maturity of the primary  permanent loan, but not later than 40 years from date of issuance.  Principal and interest  payments may be made in annual  installments from the residual receipts of the project,  as the term  residual  receipts is defined in
                  the  loan  agreement.   The  note  was  funded  by  a  Housing
                  Development Grant from the United States Department of Housing and Urban Development. The terms of the Grant agreement impose certain  restrictions  on the use of the  Grant  proceeds  and operating  policies of the  partnership.  Accrued  interest on this note at
                  December 31, 1995 amounted to $1,456,109.                                                 5,179,105

                  Note  payable  secured by Third Deed of Trust,  payable to the
                  Community  Redevelopment  Agency  of the City of Los  Angeles,
                  with interest at 5% per annum.  Interest accrues from the date of issuance of the first  certificate  of  occupancy  which is
                  December 26, 1991. Unpaid principal  together with all accrued and  unpaid  interest  are due and  payable  in full  upon the maturity of the primary  permanent loan, but not later than 40 years from date of issuance.  Principal and interest  payments may be made in annual  installments from the residual receipts of the project,  as the term  residual  receipts is defined in the loan agreement. Accrued interest on
                  this note at December 31, 1995 amounted to $1,227,647.                                    6,445,175
                                                                                                   -------------------

                                                                                                 $         17,605,319
                                                                                                   ===================


                                                    STRATHERN PARK
                                            NOTES TO FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1995

Note 2      LONG TERM DEBT  (Cont.)

            Maturities of long term debt as of December 31, 1995 for the succeeding five years are as follows:

                  Years ended December 31,
                           1996               $          52,868
                           1997                          59,816
                           1998                          65,779
                           1999                          72,337
                           2000                          77,942
                           Thereafter                17,276,577
                                                  ---------------
                                              $      17,605,319
                                                  ===============


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

                                                    STRATHERN PARK
                                            NOTES TO FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1995

Note 4      RELATED PARTY TRANSACTIONS

            There were no direct compensation payments to the partners during the year. However, there were related party transactions which occurred which are set forth below:

                                                                                     (Income)          Receivable
                                                                                     Expense           (Payable)
                                                                   Account           for the          At December
                       Name                   Description            No.               Year             31, 1995
            ---------------------------   --------------------  ---------------   ---------------  -------------------

            Thomas Safran and
               Associates, Inc.           Management fee             6320                120,662        (8,882)
                                                                                  ===============  ===================

            In addition, the project reimbursed the management company for allocated common costs such as office supplies, manager's salary, administrative assistant's salary, payroll taxes and health insurance. The aggregate total of such reimbursements was $88,752 for the year.

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

                                                                                           December 31, 1995
                                                                                  ------------------------------------
                                                                                     Carrying             Fair
                                                                                      Amount             Value

            Cash and Short Term Investments                                    $         393,706 $            393,706
            Long Term Debt  (First Deed of Trust)                                    (5,981,039)          (5,981,039)
            Long Term Debt  (Second & Third Deed of Trust)                          (11,624,280)         (11,624,280)


                                          STRATHERN PARK

                                BOSTON FINANCIAL QUALIFIED HOUSING

                                       BALANCE SHEET FORMAT

                                         DECEMBER 31, 1995

                                                 STRATHERN PARK
                                       BOSTON FINANCIAL QUALIFIED HOUSING
                                              BALANCE SHEET FORMAT
                                               DECEMBER 31, 1995


                                                     ASSETS
CURRENT ASSETS
         Cash in bank                                                       $        195,930
         Rent receivables                                                              5,794
         Accrued receivables                                                             334
         Tenant security deposits                                                    125,460
                                                                               --------------
                 Total Current Assets                                                            $       327,518

RESERVES AND DEPOSITS
         Reserve for replacements                                                                         72,316

FIXED ASSETS
         Land                                                                      5,889,320
         Buildings                                                                19,042,548
         Equipment and furnishings                                                   944,597
                                                                               --------------
                                                                                  25,876,465
         Less:  accumulated depreciation                                         (3,659,084)
                                                                               --------------
                 Total Fixed Assets                                                                   22,217,381

OTHER ASSETS
         Syndication fee  (Net of accumulated amortization
              of $76,285)                                                                                642,382
                                                                                                   --------------



                 TOTAL ASSETS                                                                    $    23,259,597
                                                                                                   ==============


                                                                      SCHEDULE I
                                                 STRATHERN PARK
                                       BOSTON FINANCIAL QUALIFIED HOUSING
                                              BALANCE SHEET FORMAT
                                               DECEMBER 31, 1995


                                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                   $         32,540
         Accrued interest payable - 1st mortgage                                      48,478
         Tenant security deposit liability                                           113,140
                                                                               --------------
                 Total Current Liabilities                                                       $       194,158

MORTGAGE NOTE PAYABLE CURRENT PORTION
         1st mortgage note payable current portion                                                        52,868

LONG TERM LIABILITIES
         Accrued interest payable - notes
                 2nd mortgage note payable                                         1,456,109
                 3rd mortgage note payable                                         1,227,647
         Mortgage notes payable
                 1st mortgage note payable                                         5,928,171
                 2nd mortgage note payable                                         5,179,105
                 3rd mortgage note payable                                         6,445,175
                                                                               --------------
                 Total Long Term Liabailities                                                         20,236,207

OWNERS' EQUITY
         Limited partners' equity                                                  2,821,172
         General partners' equity                                                   (44,808)
                                                                               --------------
                 Total Owners' Equity                                                                  2,776,364
                                                                                                   --------------

                 TOTAL LIABILITIES AND PARTNERS' EQUITY                                          $    23,259,597
                                                                                                   ==============


                                                                     SCHEDULE II

                                                   STRATHERN PARK
                                        BOSTON FINANCIAL QUALIFIED HOUSING -
                                              STATEMENT OF OPERATIONS
                                            YEAR ENDED DECEMBER 31, 1995


REVENUE

       Rent revenue
           Apartments                                                             $     1,440,031
           Tenant assistance payments                                                      55,896
           Furniture and equipment                                                       ---
           Stores and commercial                                                         ---
           Garage and parking spaces                                                     ---
           Flexible subsidy income                                                       ---
           Miscellaneous                                                                 ---
                                                                                     -------------

                    Total rent revenue                                                               $     1,495,927

       Vacancies
           Apartments                                                                     (8,769)
           Stores and commercial                                                         ---
           Garage and parking spaces                                                     ---
           Miscellaneous                                                                 ---
                                                                                     -------------

                    Total Vacancies                                                                          (8,769)
                                                                                                       --------------


       Net Rental Revenue                                                                                  1,487,158

       Financial Revenue
           Interest Income - operations                                                     1,992
           Interest Income - residual receipts                                           ---
           Interest income - reserve for replacements                                       3,848
           Interest income - miscellaneous                                                  3,391
                                                                                     -------------

                    Total Financial Revenue                                                                    9,231

       Other Revenue
           Laundry and vending                                                             24,233
           NSF and late charges                                                             4,096
           Damages and cleaning fees                                                        2,610
           Forfeited tenant security deposits                                            ---
           Other revenue                                                                    5,692
           Non-cash revenue                                                              ---
                                                                                     -------------

                    Total Other Revenue                                                                       36,631
                                                                                                       --------------
NET REVENUE                                                                                          $     1,533,020
                                                                                                       ==============


                                                                     SCHEDULE II

                                                   STRATHERN PARK
                                        BOSTON FINANCIAL QUALIFIED HOUSING -
                                              STATEMENT OF OPERATIONS
                                            YEAR ENDED DECEMBER 31, 1995


EXPENSES
       Administrative Expenses
           Advertising                                                            $      ---
           Other renting expense                                                         ---
           Office salaries                                                                 13,526
           Office supplies                                                                 45,223
           Management fee                                                                 120,662
           Manager or superintendent salary                                                44,473
           Manager's rent free unit                                                      ---
           Legal expenses  (project)                                                        5,131
           Auditing expenses  (project)                                                     9,250
           Bookkeeping fees/accounting services                                          ---
           Telephone and answering services                                                 5,532
           Bad debts                                                                        4,934
           Miscellaneous administrative expenses                                         ---
                                                                                    --------------

                   Total Administrative Expenses                                                    $        248,731

       Utilities Expenses
           Fuel oil/coal                                                                 ---
           Electricity                                                                     31,594
           Water                                                                           45,958
           Gas                                                                              6,909
           Sewer                                                                           31,706
                                                                                    --------------

                   Total Utilities Expenses                                                                  116,167

       Operating & Maintenance
           Janitor and cleaning payroll                                                  ---
           Janitor and cleaning supplies                                                    8,231
           Janitor and cleaning contract                                                 ---
           Exterminating payroll/contract                                                   4,216
           Exterminating supplies                                                        ---
           Garbage and trash removal                                                       15,067
           Security payroll/contract                                                        1,917


                                                                     SCHEDULE II

                                                   STRATHERN PARK
                                        BOSTON FINANCIAL QUALIFIED HOUSING -
                                              STATEMENT OF OPERATIONS
                                            YEAR ENDED DECEMBER 31, 1995

EXPENSES  (Cont.)
       Operating & Maintenance  (Cont.)
           Grounds payroll                                                        $         9,523
           Grounds supplies                                                                 1,323
           Grounds contract                                                                37,241
           Repairs payroll                                                                 43,951
           Repairs material                                                                67,376
           Repairs contract                                                                30,654
           Elevator maintenance/contract                                                 ---
           Heating/cooling repairs and maintenance                                            475
           Swimming pool maintenance/contract                                            ---
           Snow removal                                                                  ---
           Decorating payroll/contract                                                      6,880
           Decorating supplies                                                             13,555
           Other, gasoline                                                               ---
           Miscellaneous operating and maintenance                                       ---
                                                                                    --------------

                   Total Operating and Maintenance                                                  $        240,409

       Taxes and Insurance
           Real estate taxes                                                              112,369
           Payroll taxes (FICA)                                                             9,271
           Miscellaneous taxes, licenses                                                      800
           Property and liability insurance                                                26,512
           Fidelity bond insurance                                                       ---
           Workmen's compensation                                                           4,866
           Health insurance and other benefits                                             10,889
           Other insurance                                                               ---
           Miscellaneous taxes and insurance                                             ---
                                                                                    --------------

                   Total Taxes and Insurance                                                                 164,707

       Interest on Mortgage Notes
           Interest on 1st mortgage                                                                          571,330


                                                                     SCHEDULE II

                                                   STRATHERN PARK
                                        BOSTON FINANCIAL QUALIFIED HOUSING -
                                              STATEMENT OF OPERATIONS
                                            YEAR ENDED DECEMBER 31, 1995


EXPENSES  (Cont.)
       Other Financial Expenses
           Amortization                                                           $        17,967
           Interest on notes payable (long term)                                          684,796
           Mortgage insurance premium                                                    ---
           Miscellaneous financial expenses                                              ---
           Non-cash expense                                                              ---
                                                                                    --------------

                   Total Financial Expenses                                                         $        702,763
                                                                                                       --------------

TOTAL EXPENSES BEFORE DEPRECIATION                                                                         2,044,107
                                                                                                       --------------

PROFIT (LOSS) BEFORE DEPRECIATION                                                                          (511,087)

       Depreciation                                                                                          784,732
                                                                                                       --------------

OPERATING PROFIT (LOSS)                                                                                  (1,295,819)

       Other Expenses Prior Period (Entity)                                                                 ---
                                                                                                       --------------


NET PROFIT  (LOSS)                                                                                  $    (1,295,819)
                                                                                                       ==============


       1st mortgage principal payment                                                               $         51,222
       2nd mortgage principal payment                                                                       ---
       3rd mortgage principal payment                                                                       ---
                                                                                                       --------------

                   Total mortgage principal payments                                                $         51,222
                                                                                                       ==============


       Actual replacement reserve deposits                                                          $         79,732
       Replacement or painting reserve releases                                                     $       (70,199)
       Cash subsidies                                                                                       ---
       Capital improvements not expensed                                                                    ---
       Capital contribution or disbursement                                                         $         19,604


                                                                    SCHEDULE III
                                 STRATHERN PARK
                        COMPUTATION OF RESIDUAL RECEIPTS
                                DECEMBER 31, 1995



Net income (loss) as of December 31, 1995                                                                  $    (1,295,819)


ADD:          Depreciation                                                            $        784,732
              Amortization                                                                      17,967
              Community Redevelopment Agency loan interest                                     322,259
              Housing Development Grant loan interest                                          362,537
              Releases from reserve for replacements                                            70,199            1,557,694
                                                                                         --------------      ---------------

                                                                                                                    261,875

LESS:         Principal payments on mortgage                                                  (51,222)
              Deposits to reserve for replacements                                            (79,732)
              Payments for capital expenditures                                               ---                 (130,954)
                                                                                         --------------      ---------------




RESIDUAL RECEIPTS, as defined in the partnership agreement
     at December 31, 1995                                                                                  $        130,921
                                                                                                             ===============

