Form 10-Q
period 1998-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1998-08-13
CIK 852953

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended June 30, 1998
      File No. 0-19706



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

For the quarterly period ended         June 30, 1998
                               ------------------------------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------------


For Quarter Ended        June 30, 1998      Commission file number    0-19706
                  ------------------------                          ------------


                   Boston  Financial Qualified Housing Tax Credits L.P. V
                  ---------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


                      Massachusetts                           04-3054464
             -------------------------------              --------------------
             (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)                Identification No.)


               101 Arch Street, Boston, MA                     02110-1106
              --------------------------------------           -----------
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code              (617) 439-3911
                                                 ------------------------------

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------

Item 1.   Financial Statements

          Combined Balance Sheets - June 30, 1998 (Unaudited) and
              March 31, 1998                                                 1

          Combined Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 1998 and 1997                            2

          Combined Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              1998                                                           3

          Combined Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 1998 and 1997                            4

          Notes to Combined Financial Statements (Unaudited)                 5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10

PART II - OTHER INFORMATION

Items 1-6                                                                    12

SIGNATURE                                                                    13

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                             COMBINED BALANCE SHEETS



                                                                                   June 30,         March 31,
                                                                                     1998             1998
                                                                                  (Unaudited)
Assets
Cash and cash equivalents                                                       $      263,920   $     239,932
Mortgagee escrow deposits                                                                    -             382
Tenant security deposit escrow                                                           3,017           3,017
Investments in Local Limited Partnerships, net of reserve
   for valuation of $590,197 (Note 1)                                               23,649,420      24,775,767
Marketable securities, at fair value                                                 3,270,355       3,064,717
Rental property at cost, net of accumulated
   depreciation                                                                        795,968         778,924
Replacement reserve escrow                                                               2,400           2,888
Other assets                                                                            56,343          40,041
                                                                                --------------   -------------
   Total Assets                                                                 $   28,041,423   $  28,905,668
                                                                                ==============   =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $      129,551   $      79,210
Accounts payable and accrued expenses                                                   46,221          72,983
Mortgage note payable                                                                  706,159         707,659
Tenant security deposits payable                                                         3,017           3,017
Deferred revenue                                                                       141,356         139,461
                                                                                --------------   -------------
   Total Liabilities                                                                 1,026,304       1,002,330
                                                                                --------------   -------------

Minority interest in Local Limited Partnership                                         140,453         140,554

General, Initial and Investor Limited Partners' Equity                              26,884,007      27,777,237
Net unrealized losses on marketable securities                                          (9,341)        (14,453)
                                                                                --------------   -------------
   Total Partners' Equity                                                           26,874,666      27,762,784
                                                                                --------------   -------------
   Total Liabilities and Partners' Equity                                       $   28,041,423   $  28,905,668
                                                                                ==============   =============



The  accompanying  notes are an integral part of these combined financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997



                                                                                     1998               1997
                                                                                -------------      ---------
Revenue:
   Rental                                                                       $      29,475      $       9,801
   Investment                                                                          44,265             44,428
   Other                                                                                2,464              1,943
                                                                                -------------      -------------
     Total Revenue                                                                     76,204             56,172
                                                                                -------------      -------------

Expenses:
   General and administrative (includes
       reimbursements to an affiliate in the
       amounts of $25,511 and $40,069, respectively)                                   59,139             68,165
   Asset management fees, related party                                                60,556             59,177
   Rental operations, exclusive of depreciation                                        10,082              1,975
   Property management fee, related party                                                   -                590
   Interest                                                                            19,500              6,837
   Depreciation                                                                        10,000              3,530
   Amortization                                                                         7,216              7,323
                                                                                -------------      -------------
     Total Expenses                                                                   166,493            147,597
                                                                                -------------      -------------

Loss before minority interest in losses of
   Local Limited Partnership and equity in
   losses of Local Limited Partnerships                                               (90,289)           (91,425)

Minority interest in losses of
   Local Limited Partnership                                                              101                 31

Equity in losses of Local Limited
   Partnerships                                                                      (803,042)        (1,025,758)
                                                                                -------------      -------------

Net Loss                                                                        $    (893,230)     $  (1,117,152)
                                                                                =============      =============

Net Loss allocated:
   To General Partners                                                          $      (8,932)     $     (11,172)
   To Limited Partners                                                               (884,298)        (1,105,980)
                                                                                -------------      -------------
                                                                                $    (893,230)     $  (1,117,152)
                                                                                =============      =============

Net Loss per Limited Partnership Unit
   (68,929 Units)                                                               $      (12.83)     $       (16.05)
                                                                                =============      ==============

The  accompanying  notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


            COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1998


                                                  Initial         Investor             Net
                                  General         Limited          Limited         Unrealized
                                 Partners         Partner         Partners           Losses             Total

Balance at March 31, 1998       $ (314,334)       $5,000        $28,086,571         $ (14,453)     $  27,762,784

Net change in net unrealized
   losses on marketable
   securities available for sale         -             -                   -            5,112              5,112

Net Loss                            (8,932)            -            (884,298)              -            (893,230)
                                ----------        ------        ------------        ---------      -------------

Balance at June 30, 1998        $ (323,266)       $ 5,000       $ 27,202,273        $  (9,341)     $  26,874,666
                                ==========        =======       ============        =========      =============


The  accompanying  notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997



                                                                                  1998                  1997
                                                                                -----------         ----------

Net cash used for operating activities                                          $ (62,096)          $  (35,895)
                                                                                ---------           ----------

Cash flows from investing activities:
  Purchases of marketable securities                                             (675,768)            (396,596)
  Proceeds from sales and maturities of marketable securities                     474,307              606,512
  Cash distributions received from Local
    Limited Partnerships                                                          289,045              132,468
                                                                                ---------           ----------
Net cash provided by investing activities                                          87,584              342,384
                                                                                ---------           ----------

Cash flows from financing activities:
  Payment of mortgage principal                                                    (1,500)                (333)
                                                                                ---------           ----------
Net cash used for financing activities                                             (1,500)                (333)
                                                                                ---------           ----------

Net increase in cash and cash equivalents                                          23,988              306,156

Cash and cash equivalents, beginning                                              239,932              450,504
                                                                                ---------           ----------

Cash and cash equivalents, ending                                               $ 263,920           $  756,660
                                                                                =========           ==========

Supplemental disclosure:
  Cash paid for interest                                                        $  19,500           $    6,837
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


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships included in the accompanying combined financial statements is as of March 31, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Partnership has acquired interests in twenty-six Local Limited Partnerships, excluding Burbank, which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships with the exception of Strathern Park/Lorne Park Apartments and Huguenot Park, which are 95% and 88.6%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at June 30, 1998:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                           $   55,219,511

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $174,403)                                                                       (30,538,612)

Cumulative cash distributions received
   from Local Limited Partnerships                                                            (1,262,101)

Investments in Local Limited Partnerships
   before adjustment                                                                          23,418,798

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                             1,006,357

     Accumulated amortization of acquisition
       fees and expenses                                                                        (185,538)

Investments in Local Limited Partnerships                                                     24,239,617

Reserve for valuation of investment in
   Local Limited Partnership                                                                    (590,197)

                                                                                          $   23,649,420


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnership's, excluding Burbank, for the three months ended June 30, 1998 is $843,878. For the three months ended June 30, 1998, the Partnership has not recognized $40,836 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Partnership has adopted the new standard effective April 1, 1998. The adoption of this standard had no effect on the Partnership's net income or partner's equity. Comprehensive loss was $888,118 and $1,100,252 for the quarters ended June 30, 1998 and 1997, respectively. Comprehensive loss includes the change in net unrealized gains and losses on marketable securities available for sale of $5,112 and $16,900 for the quarters ended June 30, 1998 and 1997, respectively.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.   Supplemental Combining Schedules

                                                      Balance Sheets


                                              Boston Financial
                                              Qualified Housing     Wheeler
                                                 Tax Credits         House                               Combined
                                                 L.P. V (A)        (Burbank) (B)    Eliminations            (A)
Assets
Cash and cash equivalents                      $     263,720    $            200  $             -    $      263,920
Tenant security deposit escrow                             -               3,017                -             3,017
Investments in Local
   Limited Partnerships, net                      23,595,420                   -           54,000        23,649,420
Marketable securities, at fair value               3,270,355                   -                -         3,270,355
Rental property at cost, net of
   accumulated depreciation                                -             768,924           27,044           795,968
Replacement reserve escrow                                 -               2,400                -             2,400
Other assets                                          56,343                   -                -            56,343
                                               -------------    ----------------  ---------------    --------------
     Total Assets                              $  27,185,838    $        774,541  $        81,044    $   28,041,423
                                               =============    ================  ===============    ==============

Liabilities and Partners' Equity (Deficiency)

Accounts payable to affiliates                 $     129,551    $              -  $             -    $      129,551

Accounts payable and accrued expenses                 40,265               5,956                -            46,221
Mortgage note payable                                      -             706,159                -           706,159
Tenant security deposits payable                           -               3,017                -             3,017
Deferred revenue                                     141,356                   -                -           141,356
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities                               311,172             715,132                -         1,026,304
                                               -------------    ----------------  ---------------    --------------

Minority interest in Local Limited
   Partnership                                             -                   -          140,453           140,453
                                               -------------    ----------------  ---------------    --------------

General, Initial and Investor
   Limited Partners' Equity                       26,884,007              59,409          (59,409)       26,884,007
Net unrealized losses on
   marketable securities                              (9,341)                  -                -            (9,341)
                                               -------------    ----------------  ---------------    --------------
     Total Partners' Equity                       26,874,666              59,409          (59,409)       26,874,666
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities and Partners' Equity    $  27,185,838    $        774,541  $        81,044    $   28,041,423
                                               =============    ================  ===============    ==============

(A) As of June 30, 1998.
(B) As of March 31, 1998.


               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                                 Statements of Operations

                                               Boston Financial
                                              Qualified Housing     Wheeler
                                                 Tax Credits         House                               Combined
                                                 L.P. V (A)       (Burbank) (B)    Eliminations            (A)
Revenue:
   Rental                                      $           -    $         29,475  $             -    $       29,475
   Investment                                         44,265                   -                -            44,265
   Other                                               2,415                  49                -             2,464
                                               -------------    ----------------  ---------------    --------------
     Total Revenue                                    46,680              29,524                -            76,204
                                               -------------    ----------------  ---------------    --------------

Expenses:
   General and administrative                         59,139                   -                -            59,139
   Asset management fees, related party               60,556                   -                -            60,556
   Rental operations, exclusive of
     depreciation                                          -              10,082                -            10,082
   Interest                                                -              19,500                -            19,500
   Depreciation                                            -              10,000                -            10,000
   Amortization                                        7,216                   -                -             7,216
                                               -------------    ----------------  ---------------    --------------
     Total Expenses                                  126,911              39,582                -           166,493
                                               -------------    ----------------  ---------------    --------------

Loss before minority interest in losses of
   Local Limited Partnership and equity in
   losses of Local Limited Partnerships              (80,231)            (10,058)               -           (90,289)

Minority interest in losses of
   Local Limited Partnership                               -                   -              101               101

Equity in losses of Local Limited
   Partnerships                                     (812,999)                 -             9,957          (803,042)
                                               -------------    ----------------  ---------------    --------------

Net Loss                                       $    (893,230)   $        (10,058) $        10,058    $     (893,230)
                                               =============    ================  ===============    ==============

(A) For the three months ended June 30,  1998.
(B) For the three months ended March 31, 1998.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.   Supplemental Combining Schedules (continued)

                                                 Statements of Cash Flows

                                               Boston Financial
                                              Qualified Housing      Wheeler
                                                 Tax Credits          House                             Combined
                                                 L.P. V (A)       (Burbank) (B)    Eliminations            (A)
Net cash provided by (used for)
   operating activities                        $     (63,572)   $        1,476    $             -    $      (62,096)
                                               -------------    ---------------   ---------------    --------------

Cash flows from investing activities:
   Purchases of marketable securities               (675,768)                -                  -          (675,768)
   Proceeds from sales and maturities
     of marketable securities                        474,307                 -                  -           474,307
   Cash distributions received from
     Local Limited Partnerships                      289,045                 -                  -           289,045
                                               -------------    --------------    ---------------    --------------
Net cash provided by
     investing activities                             87,584                 -                  -            87,584
                                               -------------    --------------    ---------------    --------------

Cash flows from financing activities:
   Payment of mortgage principal                           -            (1,500)                 -            (1,500)
                                               -------------    --------------    ---------------    --------------
Net cash used for financing activities                     -            (1,500)                 -            (1,500)
                                               -------------    --------------    ---------------    --------------

Net increase (decrease) in cash
   and cash equivalents                               24,012               (24)                 -            23,988

Cash and cash equivalents, beginning                 239,708               224                  -           239,932
                                               -------------    --------------    ---------------    --------------

Cash and cash equivalents, ending              $     263,720    $          200    $             -    $      263,920
                                               =============    ==============    ===============    ==============

(A) For the three months ended June 30,  1998.
(B) For the three months ended March 31, 1998.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At June 30, 1998, the Partnership (including Burbank) had cash and cash equivalents of $263,920, as compared with $239,932 at March 31, 1998. The increase is primarily attributable to cash distributions received from Local Limited Partnerships. The increase is partially offset by purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operating activities.

Approximately $2,732,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Local Limited Partnership operating deficits if the Managing General Partner deems such funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1998.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1998 resulted in a net loss of $893,230, as compared to a net loss of $1,117,152 for the same period in 1997. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an overall decrease in interest and operating expenses and an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. In addition, rental income, rental operations, interest and depreciation expenses increased due to a full three months of operations in 1998 as compared to one month of operations in 1997 for the Combined Entity, since this entity was combined as of March 1, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

Limited Partnership interests have been acquired in twenty-seven Local Limited Partnerships which are located in ten states and the Virgin Islands. At the time of acquisition, five of the properties, totaling 612 units, were existing properties undergoing rehabilitation and twenty-two properties, consisting of 1,762 units, were new construction. All properties have completed construction or rehabilitation and initial lease-up.

Historic New Center in Detroit, Michigan is generating operating deficits due to low occupancy and collection problems. The Managing General Partner, Local General Partner and property manager are working to improve collections. In October 1997, a new site manager was hired to focus on marketing and collections as well as improvements to the appearance of the property. As previously reported, the Managing General Partner and the Local General Partner have been in negotiations with the lender to obtain debt service relief through a loan modification. In April 1998, an agreement was reached in order to restructure the mortgage with a reduction in debt service by a paydown of the mortgage and an interest rate reduction. This restructuring should enable the property to cover the debt service and provide capital for physical improvements. Occupancy continues to fluctuate due to volatility of the tenant profile. However, occupancy as of June 30, 1998 was 97%. The Managing General Partner will continue to closely monitor property operations.

Westgate, located in North Dakota, has been experiencing declining occupancy. Occupancy as of June 30, 1998 was 85%. Affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the property. In an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Westgate to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to future cash flows expected to be derived from the asset. If the total undiscounted cash flows are less than the carrying value, a provision to write down the asset to fair value will be charged against income.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1998                    BOSTON FINANCIAL QUALIFIED HOUSING
                                           TAX CREDITS L.P. V

                                   By:     Arch Street V, Inc.,
                                           its Managing General Partner



                                           /s/Randolph G. Hawthorne
                                           Randolph G. Hawthorne
                                           Managing Director, Vice President and
                                           Chief Operating Officer