Form 10-Q
period 1998-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1998-11-09
CIK 852953

November 9, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended September 30, 1998
      File No. 0-19706



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,



/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller






QH5-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                               -----------------------------------
                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------     ---------------------

Commission file number           0-19706
                        -------------------------

          Boston  Financial Qualified Housing Tax Credits L.P. V
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                    Massachusetts                             04-3054464
             -------------------------------             --------------------
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)              Identification No.)


               101 Arch Street, Boston, MA                      02110-1106
            -----------------------------------------        ----------------
             (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                   ---------------------

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------

Item 1.   Financial Statements

          Combined Balance Sheets - September 30, 1998 (Unaudited)
              and March 31, 1998                                           1

          Combined Statements of Operations (Unaudited) - For the
              Three and Six Months Ended September 30, 1998 and 1997       2

          Combined Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30, 1998    3

          Combined Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 1998 and 1997                     4

          Notes to Combined Financial Statements (Unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11

PART II - OTHER INFORMATION

Items 1-6                                                                  13

SIGNATURE                                                                  14

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                             COMBINED BALANCE SHEETS
                      September 30, 1998 and March 31, 1998



                                                                                 September 30,      March 31,
                                                                                     1998             1998
                                                                                  (Unaudited)
Assets
Cash and cash equivalents                                                       $      840,957   $     239,932
Mortgagee escrow deposits                                                                1,325             382
Tenant security deposit escrow                                                           3,512           3,017
Investments in Local Limited Partnerships, net of reserve
   for valuation of $590,197 (Note 1)                                               22,948,281      24,775,767
Marketable securities, at fair value                                                 2,637,557       3,064,717
Rental property at cost, net of accumulated
   depreciation                                                                        784,878         778,924
Replacement reserve escrow                                                               3,421           2,888
Other assets                                                                            35,609          40,041
                                                                                --------------   -------------
   Total Assets                                                                 $   27,255,540   $  28,905,668
                                                                                ==============   =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $        8,746   $      79,210
Accounts payable and accrued expenses                                                   45,572          72,983
Mortgage note payable                                                                  707,165         707,659
Tenant security deposits payable                                                         3,512           3,017
Deferred revenue                                                                       143,278         139,461
                                                                                --------------   -------------
   Total Liabilities                                                                   908,273       1,002,330
                                                                                --------------   -------------

Minority interest in Local Limited Partnership                                         140,369         140,554
                                                                                --------------   -------------

General, Initial and Investor Limited Partners' Equity                              26,168,733      27,777,237
Net unrealized gains (losses) on marketable securities                                  38,165         (14,453)
                                                                                --------------   -------------
   Total Partners' Equity                                                           26,206,898      27,762,784
                                                                                --------------   -------------
   Total Liabilities and Partners' Equity                                       $   27,255,540   $  28,905,668
                                                                                ==============   =============


The accompanying notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Six Months Ended September 30, 1998 and 1997


                                             Three Months Ended                          Six Months Ended
                                      September 30,         September 30,         September 30,    September 30,
                                          1998                  1997                  1998               1997
                                      -------------         -------------         -------------    -------------

Revenue:
  Rental                              $      28,988         $      29,508         $      58,463    $      39,309
  Investment                                 30,293                46,708                74,558           91,136
  Other                                      71,084                 1,828                73,548            3,771
                                      -------------         -------------         -------------    -------------
       Total Revenue                        130,365                78,044               206,569          134,216
                                      -------------         -------------         -------------    -------------

Expenses:
  General and administrative
   (includes reimbursements
   to an affiliate in the amounts
   of $51,090 and $66,880
   in 1998 and 1997, respectively)           47,927                50,474               107,066          118,639
  Asset management fees,
   related party                             60,556                59,177               121,112          118,354
  Rental operations, exclusive
    of depreciation                           9,935                 7,543                20,017            9,518
  Property management fee, related
    party                                         -                 1,801                     -            2,391
  Interest                                   16,865                20,482                36,365           27,319
  Depreciation                               11,177                10,589                21,177           14,119
  Amortization                                5,193                 7,322                12,409           14,645
                                      -------------         -------------         -------------    -------------
       Total Expenses                       151,653               157,388               318,146          304,985
                                      -------------         -------------         -------------    -------------

Loss before minority interest in
  losses of Local Limited Partnership
  and equity in losses of Local Limited
  Partnerships                              (21,288)              (79,344)             (111,577)        (170,769)

Minority interest in losses of
  Local Limited Partnership                      84                   104                   185              135

Equity in losses of Local
  Limited Partnerships (Note 1)            (694,070)             (866,762)           (1,497,112)      (1,892,520)
                                      -------------         -------------         -------------    -------------

Net Loss                              $    (715,274)        $    (946,002)        $  (1,608,504)   $  (2,063,154)
                                      =============         =============         =============    =============

Net Loss allocated:
  To General Partners                 $      (7,153)        $      (9,460)        $     (16,085)   $     (20,632)
  To Limited Partners                      (708,121)             (936,542)           (1,592,419)      (2,042,522)
                                      -------------         -------------         -------------    -------------
                                      $    (715,274)        $    (946,002)        $  (1,608,504)   $  (2,063,154)
                                      =============         =============         =============    =============
Net Loss per Limited Partnership
Unit (68,929 Units)                   $      (10.27)        $      (13.58)        $      (23.10)   $       (29.63)
                                      =============         =============         =============    ==============

The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
              For the Six Months Ended September 30, 1998

                                                                                       Net
                                                  Initial         Investor         Unrealized
                                  General         Limited          Limited            Gain
                                 Partners         Partner         Partners          (Losses)            Total

Balance at March 31, 1998      $  (314,334)      $   5,000      $  28,086,571      $   (14,453)    $  27,762,784
                               -----------       ---------      -------------      -----------     -------------

Comprehensive Loss:
   Net Loss                        (16,085)              -         (1,592,419)               -        (1,608,504)
   Change in net unrealized
   losses on marketable securities
   available for sale                    -               -                  -           52,618            52,618
                               -----------       ---------      -------------      -----------     -------------
Comprehensive Loss                 (16,085)              -         (1,592,419)          52,618        (1,555,886)
                               -----------       ---------      -------------      -----------     -------------

Balance at
   September 30, 1998          $  (330,419)      $   5,000      $  26,494,152       $   38,165     $  26,206,898
                               ===========       =========      =============       ==========     =============


The accompanying notes are an integral part of these combined financial statements.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1998 and 1997



                                                                                   1998                 1997
                                                                                ----------         -----------

Net cash used for operating activities                                          $ (185,993)        $  (187,655)
                                                                                ----------         -----------

Cash flows from investing activities:
   Purchases of marketable securities                                           (1,625,326)         (1,693,360)
   Proceeds from sales and maturities of marketable securities                   2,088,579           1,750,431
   Cash distributions received from Local
     Limited Partnerships                                                          323,584             208,309
   Additions to rental property                                                       (325)                  -
   Cash received upon assumption of General Partner interest
     in a Combined Entity                                                                -                 937
                                                                                ----------         -----------
Net cash provided by investing activities                                          786,512             266,317
                                                                                ----------         -----------

Cash flows from financing activities:
   General Partner Contribution                                                          -              16,045
   Payment of mortgage principal                                                      (494)             (1,360)
   Advance from affiliate                                                            1,000                   -
                                                                                ----------         -----------
Net cash provided by financing activities                                              506              14,685
                                                                                ----------         -----------

Net increase in cash and cash equivalents                                          601,025              93,347

Cash and cash equivalents, beginning                                               239,932             449,567
                                                                                ----------         -----------

Cash and cash equivalents, ending                                               $  840,957         $   542,914
                                                                                ==========         ===========

Supplemental disclosure:
   Cash paid for interest                                                       $   36,365         $    40,994
                                                                                ==========         ===========


The accompanying notes are an integral part of these combined financial statements.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain amounts in prior year's financial statements have been reclassified herein to conform to the current year presentation.

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying combined financial statements is as of June 30, 1998.

1.   Investments in Local Limited Partnerships

The Partnership has acquired interests in twenty-six Local Limited Partnerships, excluding Burbank, which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Strathern Park/Lorne Park Apartments and Huguenot Park, which interests are 95% and 88.6%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at September 30, 1998:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                           $   55,219,511

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $467,408)                                                                       (31,200,257)

Cumulative cash distributions received
   from Local Limited Partnerships                                                            (1,296,640)

Investments in Local Limited Partnerships
   before adjustment                                                                          22,722,614

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                             1,006,357

     Accumulated amortization of acquisition
       fees and expenses                                                                        (190,493)

Investments in Local Limited Partnerships                                                     23,538,478

Reserve for valuation of investment in
   Local Limited Partnership                                                                    (590,197)
                                                                                          --------------
                                                                                          $   22,948,281

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of net losses of the Local Limited Partnerships, excluding Burbank, for the six months ended September 30, 1998 is $1,798,528. For the six months ended September 30, 1998, the Partnership has not recognized $333,841 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

2.   Effect of Recently Issued Accounting Standard

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective April 1, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.   Supplemental Combining Schedules

                                                       Balance Sheets


                                              Boston Financial
                                              Qualified Housing
                                                 Tax Credits        Burbank                           Combined
                                                 L.P. V (A)           (B)         Eliminations           (A)
Assets
Cash and cash equivalents                      $     839,929    $          1,028 $              -    $
840,957
Mortgagee escrow deposits                                  -               1,325                -             1,325
Tenant security deposit escrow                             -               3,512                -             3,512
Investments in Local
   Limited Partnerships, net                      22,885,643                   -           62,638        22,948,281
Marketable securities, at fair value               2,637,557                   -                -         2,637,557
Rental property at cost, net of
   accumulated depreciation                                -             758,072           26,806           784,878
Replacement reserve escrow                                 -               3,421                -             3,421
Accounts receivable                                    1,000                   -           (1,000)               -
Other assets                                          35,609                   -                -            35,609
                                               -------------    ----------------  ---------------    --------------
     Total Assets                              $  26,399,738    $        767,358  $        88,444    $   27,255,540
                                               =============    ================  ===============    ==============

Liabilities and Partners' Equity (Deficiency)

Accounts payable to affiliates                 $       8,746    $          1,000  $        (1,000)   $        8,746
Accounts payable and accrued expenses                 40,816               4,756                -            45,572
Mortgage note payable                                      -             707,165                -           707,165
Tenant security deposits payable                           -               3,512                -             3,512
Deferred revenue                                     143,278                   -                -           143,278
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities                               192,840             716,433           (1,000)          908,273
                                               -------------    ----------------  ---------------    --------------

Minority interest in Local Limited
   Partnership                                             -                   -          140,369           140,369
                                               -------------    ----------------  ---------------    --------------

General, Initial and Investor
   Limited Partners' Equity                       26,168,733              50,925          (50,925)       26,168,733
Net unrealized gains on
   marketable securities                              38,165                   -                -            38,165
                                               -------------    ----------------  ---------------    --------------
     Total Partners' Equity                       26,206,898              50,925          (50,925)       26,206,898
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities and Partners' Equity    $  26,399,738    $        767,358  $        88,444    $   27,255,540
                                               =============    ================  ===============    ==============

(A) As of September 30, 1998.
(B) As of June 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1998


                                              Boston Financial
                                             Qualified Housing
                                                 Tax Credits       Burbank                           Combined
                                                 L.P. V (A)          (B)          Eliminations          (A)

Revenue:
   Rental                                      $          -     $      28,988     $           -    $      28,988
   Investment                                         30,293                -                 -           30,293
   Other                                              70,579              505                 -           71,084
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   100,872           29,493                 -          130,365
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                         47,927                -                 -           47,927
   Asset management fees, related party               60,556                -                 -           60,556
   Rental operations, exclusive
     of depreciation                                       -            9,935                 -            9,935
   Interest                                                -           16,865                 -           16,865
   Depreciation                                            -           11,177                 -           11,177
Amortization                                           5,193                -                 -            5,193
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  113,676           37,977                 -          151,653
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses
   of Local Limited Partnership and equity
   in losses of Local Limited
   Partnerships                                      (12,804)          (8,484)                -          (21,288)

Minority interest in losses of
   Local Limited Partnership                               -                -                84               84

Equity in losses of Local
   Limited Partnership                              (702,470)               -             8,400         (694,070)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (715,274)   $      (8,484)    $       8,484    $     715,274
                                               =============    =============     =============    =============


(A) For the three months ended September 30, 1998.
(B) For the three months ended June 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1998


                                              Boston Financial
                                             Qualified Housing
                                                 Tax Credits         Burbank                          Combined
                                                 L.P. V (A)            (B)         Eliminations          (A)

Revenue:
   Rental                                      $           -    $      58,463     $           -    $      58,463
   Investment                                         74,558                -                 -           74,558
   Other                                              72,994              554                 -           73,548
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   147,552           59,017                 -          206,569
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        107,066                -                 -          107,066
   Asset management fees, related party              121,112                -                 -          121,112
   Rental operations, exclusive
     of depreciation                                       -           20,017                 -           20,017
   Interest                                                -           36,365                 -           36,365
Depreciation                                               -           21,177                 -           21,177
Amortization                                          12,409                -                 -           12,409
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  240,587           77,559                 -          318,146
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses
   of Local Limited Partnership and equity
   in losses of Local Limited
   Partnerships                                      (93,035)         (18,542)                -         (111,577)

Minority interest in losses of
   Local Limited Partnership                               -                -               185              185

Equity in losses of Local
   Limited Partnerships                           (1,515,469)               -            18,357       (1,497,112)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (1,608,504)   $     (18,542)    $      18,542    $  (1,608,504)
                                               =============    =============     =============    =============


(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                                  Statements of Cash Flows

                                               Boston Financial
                                              Qualified Housing
                                                 Tax Credits        Burbank                             Combined
                                                 L.P. V (A)           (B)         Eliminations             (A)
Net cash provided by (used for)
   operating activities                        $    (186,616)   $          623    $             -    $     (185,993)
                                               -------------    --------------    ---------------    --------------

Cash flows from investing activities:
   Purchases of marketable securities             (1,625,326)                -                  -        (1,625,326)
   Proceeds from sales and maturities
     of marketable securities                      2,088,579                 -                  -         2,088,579
   Additions to rental property                            -              (325)                 -              (325)
   Cash distributions received from
     Local Limited Partnerships                      323,584                 -                  -           323,584
                                               -------------    --------------    ---------------    --------------
Net cash provided by (used for )
   by investing activities                           786,837              (325)                 -           786,512
                                               -------------    --------------    ---------------    --------------

Cash flows from financing activities:
   Payment of mortgage principal                           -              (494)                 -              (494)
   Advance from affiliate                                  -             1,000                  -             1,000
                                               -------------    --------------    ---------------    --------------
Net cash provided by financing activities                  -               506                  -               506
                                               -------------    --------------    ---------------    --------------

Net increase in cash and cash equivalents            600,221               804                  -           601,025

Cash and cash equivalents, beginning                 239,708               224                  -           239,932
                                               -------------    --------------    ---------------    --------------

Cash and cash equivalents, ending              $     839,929    $        1,028    $             -    $      840,957
                                               =============    ==============    ===============    ==============


(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1998, the Partnership (including Burbank) had cash and cash equivalents of $840,957, as compared with $239,932 at March 31, 1998. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities. The increase is also attributable to distributions received from Local Limited Partnerships and is partially offset by cash used in the Partnership's operating activities.

Approximately $2,731,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Local Limited Partnership operating deficits if the Managing General Partner deems such funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership may deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1998.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1998 resulted in net losses of $715,274 and $1,608,504, respectively, as compared to net losses of $946,002 and $2,063,154 for the same respective periods in 1997. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. In addition, rental income, rental operations, interest and depreciation expenses increased due to a full six months of operations in 1998 as compared to four months of operations in 1997 for Burbank, since this entity was combined as of March 1, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

Limited Partnership interests have been acquired in twenty-seven Local Limited Partnerships which are located in ten states and the Virgin Islands. Five of the properties, totaling 612 units, were existing properties that underwent rehabilitation and twenty-two properties, consisting of 1,762 units, were new construction.

Most of the twenty-seven Local Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating at break-even or generating positive operating cash flow.

Historic New Center in Detroit, Michigan is generating operating deficits due to low occupancy and collection problems. The Managing General Partner, Local General Partner and property manager are working to improve collections. In October 1998, a new site manager was hired to focus on marketing and collections as well as improvements to the appearance of the property. As previously reported, the Managing General Partner and the Local General Partner have been in negotiations with the lender to obtain debt service relief through a loan modification. In April 1998, an agreement was reached in order to restructure the mortgage with a reduction in debt service accomplished by a paydown of the mortgage and an interest rate reduction. This restructuring should enable the property to cover the debt service and provide capital for physical improvements. Occupancy continues to fluctuate due to volatility of the tenant profile. However, occupancy as of September 30, 1998 was 91%. The Managing General Partner will continue to closely monitor property operations.

Westgate, located in North Dakota, has been experiencing declining occupancy. Occupancy as of September 30, 1998 was 82%. Affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the property. In an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Westgate to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Impact of Year 2000

The Managing General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has executed a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, due to the inherent uncertainty that all systems of outside vendors or other companies on which the Partnership and/or Local Limited Partnerships rely will be compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 9, 1998                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. V

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