Form 10-Q
period 1998-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1999-02-11
CIK 852953

February 11, 1999


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended December 31, 1998
      File No. 0-19706



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.

Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller






QH5-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                December 31, 1998
                               ----------------------------------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number                      0-19706

Boston  Financial Qualified Housing Tax Credits L.P. V
(Exact name of registrant as specified in its charter)


                  Massachusetts                        04-3054464
       -------------------------------             ------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)


           101 Arch Street, Boston, MA                 02110-1106
    ----------------------------------------           ----------
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.   Financial Statements

          Combined Balance Sheets - December 31, 1998
            (Unaudited) and March 31, 1998                                   1

          Combined Statements of Operations (Unaudited) - For the
            Three and Nine Months Ended December 31, 1998 and 1997           2

          Combined Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 1998        3

          Combined Statements of Cash Flows (Unaudited) - For
            the Nine Months Ended December 31, 1998 and 1997                 4

          Notes to Combined Financial Statements (Unaudited)                 5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11

PART II - OTHER INFORMATION

Items 1-6                                                                    13

SIGNATURE                                                                    14

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

          COMBINED BALANCE SHEETS - December 31, 1998 and March 31, 1998

                                                              December 31,       March 31,
                                                                  1998             1998
                                                               (Unaudited)
Assets
Cash and cash equivalents                                   $     536,706    $     239,932
Mortgagee escrow deposits                                           3,596              382
Tenant security deposit escrow                                      3,532            3,017
Investments in Local Limited Partnerships, net
  of reserve for valuation of  $590,197 (Note 1)               21,668,955       24,775,767
Marketable securities, at fair value                            2,751,525        3,064,717
Rental property at cost, net of accumulated depreciation          775,205          778,924
Replacement reserve escrow                                          4,207            2,888
Accounts receivable                                                    14                -
Other assets                                                       38,286           40,041
                                                            -------------    -------------
     Total Assets                                           $  25,782,026    $  28,905,668
                                                            =============    =============

Liabilities and Partners' Equity
Accounts payable to affiliates                              $      69,912    $      79,210
Accounts payable and accrued expenses                              55,167           72,983
Mortgage note payable                                             707,165          707,659
Tenant security deposits payable                                    3,532            3,017
Deferred revenue                                                  145,125          139,461
                                                            -------------    -------------
     Total Liabilities                                            980,901        1,002,330
                                                            -------------    -------------

Minority interest in Local Limited Partnership                    140,295          140,554
                                                            -------------    -------------

General, Initial and Investor Limited Partners' Equity         24,638,843       27,777,237
Net unrealized losses on marketable securities                     21,987          (14,453)
                                                            -------------    -------------
     Total Partners' Equity                                    24,660,830       27,762,784
                                                            -------------    -------------
     Total Liabilities and Partners' Equity                 $  25,782,026    $  28,905,668
                                                            =============    =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                           (A Limited Partnership)
                      COMBINED STATEMENTS OF OPERATIONS
                                 (Unaudited)
           For the Three and Nine Months Ended December 31, 1998 and 1997


                                         Three Months Ended                          Nine Months Ended
                                  December 31,          December 31,          December 31,       December 31,
                                     1998                  1997                  1998               1997
                                 -------------         -------------         -------------       ------------

Revenue:
   Rental                        $     29,740         $     28,733          $     88,203      $     68,042
   Investment                          44,397               45,856               118,955           136,992
   Other                               14,572               19,076                88,120            22,847
                                 ------------         ------------          ------------      ------------
     Total Revenue                     88,709               93,665               295,278           227,881
                                 ------------         ------------          ------------      ------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $78,611 and $92,550
     in 1998 and 1997, respectively)  236,498               52,038               343,564           170,677
   Asset management fees,
     related party                     60,556               59,177               181,668           177,531
   Rental operations, exclusive
     of depreciation                    8,484                4,728                28,501            14,246
   Property management fee, related
     party                                  -                1,731                     -             4,122
   Interest                            18,429               20,453                54,794            47,772
   Depreciation                        10,590               10,589                31,767            24,708
   Amortization                         5,487                7,323                17,896            21,968
                                 ------------         ------------          ------------      ------------
     Total Expenses                   340,044              156,039               658,190           461,024
                                 ------------         ------------          ------------      ------------

Loss before minority interest in
  losses of Local Limited
  Partnerships and equity in losses
  of Local Limited Partnerships      (251,335)             (62,374)             (362,912)         (233,143)

Minority interest in losses of
  Local Limited Partnership                74                   86                   259               221

Equity in losses of Local
  Limited Partnerships             (1,278,629)          (1,106,680)           (2,775,741)       (2,999,200)
                                  ------------         ------------          ------------      ------------

Net Loss                         $ (1,529,890)        $ (1,168,968)         $ (3,138,394)     $ (3,232,122)
                                  ============         ============          ============      ============

Net Loss allocated:
  To General Partners            $    (15,299)        $    (11,689)         $    (31,384)     $    (32,321)
  To Limited Partners              (1,514,591)          (1,157,279)           (3,107,010)       (3,199,801)
                                  ------------         ------------          ------------      ------------
                                 $ (1,529,890)        $ (1,168,968)         $ (3,138,394)     $ (3,232,122)
                                  ============         ============          ============      ============
Net Loss per Limited Partnership
  Unit (68,929 Units)             $    (21.98)        $     (16.79)         $     (45.08)     $     (46.42)
                                  ============         ============          ============      ============

The accompanying notes are an integral part of these financial statements

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                 (A Limited Partnership)
               COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1998



                                                                                       Net
                                                  Initial         Investor         Unrealized
                                  General         Limited          Limited            Gain
                                 Partners         Partner         Partners          (Losses)            Total

Balance at March 31, 1998      $  (314,334)      $   5,000      $  28,086,571      $   (14,453)    $  27,762,784
                               -----------       ---------      -------------      -----------     -------------

Comprehensive Income (Loss):
   Net Loss                        (31,384)              -         (3,107,010)               -        (3,138,394)
   Change in net unrealized
   losses on marketable securities
   available for sale                    -               -                  -           36,440            36,440
                               -----------       ---------      -------------      -----------     -------------
Comprehensive Income (Loss)        (31,384)              -         (3,107,010)          36,440        (3,101,954)
                               -----------       ---------      -------------      -----------     -------------

Balance at
   December 31, 1998           $  (345,718)      $   5,000      $  24,979,561      $    21,987     $  24,660,830
                               ===========       =========      =============      ===========     =============

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)
                          COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                  For the Nine Months Ended December 31, 1998 and 1997



                                                             1998                1997
                                                       ---------------       -------------
Net cash used for operating activities                 $      (356,003)     $    (280,420)
                                                       ---------------      -------------

Cash flows from investing activities:
   Purchases of marketable securities                       (2,125,108)        (2,190,434)
   Proceeds from sales and maturities of
   marketable securities                                     2,459,825          2,183,015
   Cash distributions received from Local
     Limited Partnerships                                      318,319            208,309
   Addition to rental properties                                  (765)                 -
   Replacement reserve deposits                                      -               (196)
   Cash received upon assumption of General
   Partner interestin a Combined Entity                              -                937
                                                       ---------------      -------------
       Net cash provided by investing activities               652,271            201,631
                                                       ---------------      -------------

Cash flows from financing activities:
  General Partner Contribution                                       -             16,045
  Advance from affiliate                                         1,000                  -
  Payment of mortgage principal                                   (494)            (2,416)
                                                       ---------------      -------------
     Net cash provided by financing activities                     506             13,629
                                                       ---------------      -------------

Net increase (decrease) in cash and cash equivalents           296,774            (65,160)

Cash and cash equivalents, beginning                           239,932            449,567
                                                       ---------------      -------------

Cash and cash equivalents, ending                      $       536,706      $     384,407
                                                       ===============      =============

Supplemental disclosure:
Cash paid for interest                                 $        54,794      $      47,772
                                                       ===============      =============


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

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying combined financial statements is as of September 30, 1998 and 1997.

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

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at December 31, 1998:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                  $   55,219,511

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $790,557)                                              (32,478,884)

Cumulative cash distributions received
   from Local Limited Partnerships                                   (1,291,375)
                                                                 --------------
Investments in Local Limited Partnerships
   before adjustment                                                 21,449,252

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                    1,006,357

     Accumulated amortization of acquisition
       fees and expenses                                               (196,457)
                                                                 ---------------
Investments in Local Limited Partnerships                            22,259,152

Reserve for valuation of investment in
   Local Limited Partnership                                           (590,197)
                                                                 ---------------
                                                                 $   21,668,955
                                                                 ===============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                (A Limited Partnership)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of net losses of the Local Limited Partnerships, excluding Burbank, for the nine months ended December 31, 1998 is $3,400,304. For the nine months ended December 31, 1998, the Partnership has not recognized $656,990 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

2.   Effect of Recently Issued Accounting Standard

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective April 1, 1998.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                              (A Limited Partnership)

                 NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.   Supplemental Combining Schedules

                                                       Balance Sheets

                                              Boston Financial
                                              Qualified Housing
                                                 Tax Credits             Burbank                          Combined
                                                 L.P. V (A)                (B)       Eliminations            (A)
Assets
Cash and cash equivalents                      $     535,740    $            966  $             -    $      536,706
Mortgagee escrow deposits                                  -               3,596                -             3,596
Tenant security deposit escrow                             -               3,532                -             3,532
Investments in Local
   Limited Partnerships, net                      21,599,556                   -           69,399        21,668,955
Marketable securities, at fair value               2,751,525                   -                -         2,751,525
Rental property at cost, net of
   accumulated depreciation                                -             747,922           27,283           775,205
Replacement reserve escrow                                 -               4,207                -             4,207
Accounts receivable                                    1,000                  14           (1,000)               14
Other assets                                          38,286                   -                -            38,286
                                               -------------    ----------------  ---------------    --------------
     Total Assets                              $  24,926,107    $        760,237  $        95,682    $   25,782,026
                                               =============    ================  ===============    ==============


Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates                 $      69,912    $          1,000  $        (1,000)    $      69,912
Accounts payable and accrued expenses                 50,240               4,927                -            55,167
Mortgage note payable                                      -             707,165                -           707,165
Tenant security deposits payable                           -               3,532                -             3,532
Deferred revenue                                     145,125                   -                -           145,125
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities                               265,277             716,624           (1,000)          980,901
                                               -------------    ----------------  ---------------    --------------

Minority interest in Local Limited
   Partnership                                             -                   -          140,295           140,295
                                               -------------    ----------------  ---------------    --------------

General, Initial and Investor
   Limited Partners' Equity                       24,638,843              43,613          (43,613)       24,638,843
Net unrealized gains on
   marketable securities                              21,987                   -                -            21,987
                                               -------------    ----------------  ---------------    --------------
     Total Partners' Equity                       24,660,830              43,613          (43,613)       24,660,830
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities and Partners' Equity    $  24,926,107    $        760,237  $        95,682    $   25,782,026
                                               =============    ================  ===============    ==============

(A) As of December 31, 1998.
(B) As of September 30, 1998.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1998


                                              Boston Financial
                                             Qualified Housing
                                                 Tax Credits         Burbank                            Combined
                                                 L.P. V (A)            (B)         Eliminations            (A)

Revenue:
   Rental                                      $          -     $      29,740     $           -    $      29,740
   Investment                                         44,397                -                 -           44,397
   Other                                              14,121              451                 -           14,572
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    58,518           30,191                 -           88,709
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        236,498                -                 -          236,498
   Asset management fees, related party               60,556                -                 -           60,556
   Rental operations, exclusive
     of depreciation                                       -            8,484                 -            8,484
   Interest                                                -           18,429                 -           18,429
   Depreciation                                            -           10,590                 -           10,590
   Amortization                                        5,487                -                 -            5,487
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  302,541           37,503                 -          340,044
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses of
   Local Limited  Partnership and equity
   in losses of Local Limited Partnerships          (244,023)          (7,312)                -         (251,335)

Minority interest in losses of
   Local Limited Partnership                               -                -                74               74

Equity in losses of Local
   Limited Partnership                            (1,285,867)               -             7,238       (1,278,629)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (1,529,890)   $      (7,312)    $       7,312    $  (1,529,890)
                                               =============    =============     =============    =============


(A) For the three months ended December 31, 1998.
(B) For the three months ended September 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                           (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1998


                                              Boston Financial
                                             Qualified Housing
                                                 Tax Credits            Burbank                        Combined
                                                 L.P. V (A)               (B)      Eliminations           (A)

Revenue:
   Rental                                      $           -    $      88,203     $           -    $      88,203
   Investment                                        118,955                -                 -          118,955
   Other                                              87,115            1,005                 -           88,120
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   206,070           89,208                 -          295,278
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        343,564                -                 -          343,564
   Asset management fees, related party              181,668                -                 -          181,668
Rental operations, exclusive
     of depreciation                                       -           28,501                 -           28,501
Interest                                                   -           54,794                 -           54,794
   Depreciation                                            -           31,767                 -           31,767
   Amortization                                       17,896                -                 -           17,896
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  543,128          115,062                 -          658,190
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses of
   Local Limited Partnership and equity in
   losses of Local Limited Partnerships
                                                    (337,058)         (25,854)                -         (362,912)

Minority interest in losses of
   Local Limited Partnership                               -                -               259              259

Equity in losses of Local
   Limited Partnerships                           (2,801,336)               -            25,595       (2,775,741)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (3,138,394)   $     (25,854)    $      25,854    $  (3,138,394)
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1998.
(B) For the nine months ended September 30, 1998.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                                  Statements of Cash Flows

                                                               Boston Financial


                                               Boston Financial
                                              Qualified Housing
                                                 Tax Credits         Burbank                             Combined
                                                 L.P. V (A)            (B)         Eliminations            (A)
Net cash provided by (used for)
   operating activities                        $    (357,004)   $        1,001    $             -    $     (356,003)
                                               -------------    --------------    ---------------    --------------

Cash flows from investing activities:
   Purchases of marketable securities             (2,125,108)                -                  -        (2,125,108)
   Proceeds from sales and maturities
     of marketable securities                      2,459,825                 -                  -         2,459,825
   Additions to rental property                            -              (765)                 -              (765)
   Cash distributions received from
     Local Limited Partnerships                      318,319                 -                  -           318,319
                                               -------------    --------------    ---------------    --------------
Net cash provided by (used for )
   by investing activities                           653,036              (765)                -            652,271
                                               -------------    --------------    ---------------    --------------

Cash flows from financing activities:
   Payment of mortgage principal                           -              (494)                 -              (494)
   Advance from affiliate                                  -             1,000                  -             1,000
                                               -------------    --------------    ---------------    --------------
Net cash provided by financing activities                  -               506                  -               506
                                               -------------    --------------    ---------------    --------------

Net increase in cash and cash equivalents            296,032               742                  -           296,774

Cash and cash equivalents, beginning                 239,708               224                  -           239,932
                                               -------------    --------------    ---------------    --------------

Cash and cash equivalents, ending              $     535,740    $          966    $             -    $      536,706
                                               =============    ==============    ===============    ==============


(A) For the nine months ended December 31, 1998.
(B) For the nine months ended September 30, 1998.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1998, the Partnership (including Burbank) had cash and cash equivalents of $536,706, as compared with $239,932 at March 31, 1998. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities. The increase is also attributable to distributions received from Local Limited Partnerships and is partially offset by cash used in the Partnership's operating activities.

Approximately $2,553,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Local Limited Partnership operating deficits if the Managing General Partner deems such funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership may deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1998.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1998 resulted in net losses of $1,529,890 and $3,138,394, respectively, as compared to net losses of $1,168,968 and $3,232,122 for the same respective periods in 1997. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. In addition, rental income, rental operations, interest and depreciation expenses increased due to a full nine months of operations in 1998 as compared to seven months of operations in 1997 for Burbank, since this entity was combined as of March 1, 1997.

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

Westgate, located in North Dakota, has been experiencing declining occupancy. Occupancy as of September 30, 1998 was 78%. Affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the property. In an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Westgate to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1998.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 11,1999             BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. V

                                     By:     Arch Street V, Inc.,
                                              its Managing General Partner



                                     /s/Randolph G. Hawthorne
                                     -----------------------------------
                                     Randolph G. Hawthorne
                                     Managing Director, Vice President and
                                     Chief Operating Officer