Form 10-K
period 1999-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1999-06-25
CIK 852953

June 25, 1999




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-K for the Year Ended March 31, 1999 Commission File Number 0-19706


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


For the fiscal year ended                             Commission file number
March 31, 1999                                                0-19706

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V (Exact name of registrant as specified in its charter)

      Massachusetts                                           04-3054464
(State of organization)                                     (I.R.S. Employer
                                                           Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                          02110-1106
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                        $60,904,650 as of March 31, 1999

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

     "Estimated Use of Proceeds"                                        Part III, Item 13

     "Management Compensations and Fees"                                Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 13




                          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                              (A Limited Partnership)

                                            ANNUAL REPORT ON FORM 10-K
                                         FOR THE YEAR ENDED MARCH 31, 1999


                                                 TABLE OF CONTENTS


                                                                  Page No.

PART I

     Item 1       Business                                          K-3
     Item 2       Properties                                        K-6
     Item 3       Legal Proceedings                                 K-12
     Item 4       Submission of Matters to a Vote of
                    Security Holders                                K-12

PART II

     Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                 K-13
     Item 6       Selected Financial Data                           K-14
     Item 7       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations   K-15
     Item 7A.     Quantitative and Qualitative Disclosures about
                    Market Risk                                     K-18
     Item 8       Financial Statements and Supplementary Data       K-18
     Item 9       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure          K-18

PART III

     Item 10      Directors and Executive Officers
                    of the Registrant                               K-18
     Item 11      Management Remuneration                           K-20
     Item 12      Security Ownership of Certain Beneficial
                    Owners and Management                           K-20
     Item 13      Certain Relationships and Related Transactions    K-20

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

Table A on the following page lists the Properties owned by the Local Limited Partnerships in which the Partnership has invested. Item 7 of this Report contains other significant information with respect to the Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in supplements to the Prospectus and collected in the post-effective amendments to the
Registration Statement listed in Part IV of this Report (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.



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

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is approximately 99%, except for a 95% interest in Strathern Park/Lorne Park Apartments and an 88.6% interest in Huguenot Park. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1999, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Timothy House and Maidens Choice, representing 10.04%, have Shelter Development Corp. as Local General Partner; (ii) Hillwood Pointe, Pinewood Pointe and Whispering Trace, representing 11.88%, have Flournoy Development Co. as Local General Partner; (iii) Silver Creek and Cedar Lane, representing .87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak, Yester Oaks and Ocean View, representing 1.70%, have Seals & Associates, Inc. & E. Lamar Seals as Local General Partners; (v) Bixel House and Harmony Apartments, representing 7.04%, have Julian Weinstock Construction Co., Inc. as Local General Partner; and (vi) Carib Villas II and Carib Villas III, representing 1.21%, have First Centrum Corp. as Local General Partner (BF Lansing Limited Partnership, an affiliate of the Managing General Partner, became the Administrative General Partner in Carib Villas II and Carib Villas III on January 31, 1993). The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-seven Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Westgate and Huguenot Park, where the Partnership's ownership interests are 95%, 49.5% and 88.6%, respectively.

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




                                                       Capital Contributions
                                                      Total          Paid      Mortgage loans                        Occupancy
Local Limited Partnership             Number       Committed at    through       payable at            Type               at
Property Name                          of           March 31,      March 31,    December 31,            of            March 31,
Property Location                   Apt. Units        1999           1999          1998              Subsidy*            1999
---------------------------------  --------------  -------------  -----------  ---------------    -------------    ---------------


Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                       241          $8,418,667      $8,418,667   $17,428,457            None               98%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD                       101           2,513,300       2,513,300     4,021,395            None               98%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                             36             288,587         288,587     1,108,259            None              100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                              24             193,278         193,278       768,386            None              100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                           168           3,604,720       3,604,720     5,562,595            None               88%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                          81           2,373,295       2,373,295     3,019,835            None               96%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                        40             293,519         293,519     1,256,023            None               98%




                                                Capital Contributions
                                               Total           Paid             Mortgage loans                          Occupancy
Local Limited Partnership         Number     Committed at     through             payable at             Type              at
Property Name                      of          March 31,      March 31,          December 31,             of            March 31,
Property Location               Apt. Units      1999            1999                 1998              Subsidy*            1999
---------------------------    -----------   ------------    ----------         ---------------     -------------    ---------------


Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                    44           319,254         319,254            1,286,809              FmHA                98%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL             42           334,177         334,177            1,366,353              None               100%

Burbank Limited Partnership I
Wheeler House
Nashua, NH                       17           300,531         300,531              706,873            Section 8            100%

Archer Village, Ltd.
Archer Village
Archer, FL                       24           171,380         171,380              708,517              FmHA                95%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA            144         2,791,280       2,791,280            4,428,393              None                97%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                      112         3,064,250       3,064,250            2,500,426              None                98%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                108         1,972,947       1,972,947            2,661,411              None                99%




                                                Capital Contribution
                                                    Total            Paid         Mortgage loans                         Occupancy
Local Limited Partnership            Number      Committed at       through         payable at             Type             At
Property Name                          of          March 31,       March 31,        December 31,            of            March 31,
Property Location                   Apt. Units      1999             1999              1998                Subsidy*         1999
------------------------------    ------------   -------------   -------------     --------------     -------------    ------------


Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                          24          322,260          322,260           1,482,307              FmHA              79%

St. Croix II Limited Partnership
Carib II
St. Croix, VI                          20          347,680          347,680           1,402,191              FmHA              95%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                          40        1,093,330        1,093,330           1,376,939              None              88%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                           104        2,949,420        2,949,420           2,932,517            Section 8           95%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                          24          982,358          982,358           1,400,000              None             100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL                      100        2,356,133        2,356,133           2,926,844              None              96%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL                      136        3,153,173        3,153,173           3,962,864              None              97%




                                                 Capital Contributions
                                                Total                 Paid         Mortgage loans                        Occupancy
Local Limited Partnership          Number    Committed at           through         payable at             Type              At
Property Name                        of        March 31,            March 31,      December 31,             of            March 31,
Property Location                 Apt. Units     1999                 1999             1998              Subsidy*            1999
------------------------------   -----------  -------------    ----------------- ----------------     -------------    -------------


Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                         60          935,893            935,893         1,365,415              None                85%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                        144        4,154,670          4,154,670         3,811,770              None                91%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                     76          710,677            710,677         1,273,858            Section 8             99%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA                 65        3,203,996          3,203,996         2,238,307              None                99%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                       96        2,910,453          2,910,453         2,913,267              None               100%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                      303        5,811,234          5,811,234         8,872,936            Section 8             99%
                                -------     ------------      ------------      -------------
                                 2,374      $ 55,570,462      $ 55,570,462      $ 82,782,947
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

Two Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. The first is Strathern Park/Lorne Park, a California Limited Partnership. Strathern Park/Lorne Park, representing 15.15% of the total capital contributions to Local Limited Partnerships, is a 241-unit apartment complex located in Los Angeles, California.

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

The other Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Circle Terrace Associates Limited Partnership. Circle Terrace, representing 10.46% of the total capital contributions to Local Limited Partnerships, is a substantially renovated 303-unit apartment complex located in Lansdowne, Maryland with 23 garden-style buildings and a newly-constructed community building.

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

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, is involved in certain litigation with an entity formerly affiliated with this Partnership and its previous local general partner. Recently, a tentative settlement agreement was agreed upon. Tompkins/Rosecliff and the Partnership will contribute a total of $150,000, of which the Partnership will contribute $100,000. In the opinion of Management, this is an appropriate settlement, which will eliminate the risk of foreclosure and recapture posed by this litigation.

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

As of June 15, 1999, there were 3,234 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 1999, 1998 and 1997. In the Partnership's early years, cash available for distribution was derived from the interest earned on the temporary investment of funds held by the Partnership prior to paying capital contributions to Local Limited Partnerships. All cash distributions made to date have constituted a return of capital for generally accepted accounting principles.

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

                                           March 31,     March 31,       March 31,       March 31,      March 31,
                                             1999           1998           1997            1996           1995

Revenue (E)                             $     400,484  $      321,439  $     204,683  $     224,012  $      171,863
Equity in losses of Local Limited
     Partnerships (E)                      (2,944,720)     (4,777,460)    (4,044,413)    (4,695,617)     (4,747,136)
Net loss                                   (3,383,033)     (5,838,302)    (4,337,761)    (4,952,448)     (5,110,677)
     Per Limited Partnership Unit (A)          (48.59)        (83.85)         (62.30)        (71.13)         (73.40)
Cash and cash equivalents  (E)                450,450         239,932        449,567        243,644          72,535
Marketable securities                       2,666,281       3,064,717      2,840,127      3,099,255       3,196,496
Investment in Local Limited
     Partnerships                          21,538,791      24,775,767     30,531,768     34,878,562      39,667,730
Total assets (B)                           25,653,434      28,905,668     33,871,495     38,246,869      42,985,386
Long-term debt (E)                            706,873         707,659              -              -               -
Total liabilities (E)                       1,134,775       1,002,330        298,276        318,728         149,379
Cash Distributions                                  -               -              -              -               -
Other data:
Passive loss (C)                           (5,120,476)     (5,324,956)    (5,154,301)    (5,187,774)     (5,204,384)
     Per Limited Partnership Unit (A,C)        (73.54)         (76.48)       (74.03)         (74.51)        (74.75)
 Portfolio income (C)                         340,850         361,519        281,707        350,417         233,083
     Per Limited Partnership Unit (A,C)          4.90            5.19           4.05           5.03            3.35
Low-Income Housing Tax Credit (C)          10,405,744      10,512,076     10,512,996     10,506,229      10,519,636
     Per Limited Partnership Unit (A,C)        150.97          150.98         150.99         150.90          151.09
Local Limited Partnership interests
     owned at end of period (D)                    27              27             27             27              27


(A) Per Limited Partnership Unit data is based upon 68,929 outstanding Units.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Partnership for income tax purposes.

(D) On January 1, 1994, Strathern Park and Lorne Park merged.

(E) Revenue for the year ended March 31, 1999 includes $119,443 of rental and other revenues from the Combined Entity that is included in the combined revenue on the Combined Statement of Operations. Equity in losses of Local Limited Partnerships in the year ended March 31, 1999 does not include $1,702 of income from the Combined Entity that has been combined with the Partnership's loss on the Combined Statement of Operations. Cash and cash equivalents at March 31, 1999 include $519 of cash and cash equivalents from the Combined Entity that has been combined with the Partnership in the Combined Balance Sheet. Long-term debt at March 31, 1999 is related to the Combined Entity. Total liabilities includes $730,296 that has been combined with the Partnership in the Combined Balance Sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates, and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At March 31, 1999, the Partnership (including the Combined Entity) had cash and cash equivalents of $450,450, compared with $239,932 at March 31, 1998. The decrease is attributable to net cash used for operations and purchases of marketable securities, partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the year ended March 31, 1999. In prior years, cash available for distribution was derived from the interest earned on the temporary investment of the Partnership's funds, at money market rates, prior to the funds being contributed to the Partnership's Local Limited Partnership investments. Based on the results of 1998 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1999 versus 1998

The Partnership's results of operations for the year ended March 31, 1999 resulted in a net loss of $3,383,033 as compared to a net loss of $5,838,302 for the same period in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in general and administrative expenses and due to provisions for valuation of Local Limited Partners and property impairment provisions in 1998 not required in 1999. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero. Other revenue increased due to an increase in distributions received by the Partnership from the Local Limited Partnerships.

1998 versus 1997

The Partnership's results of operations for the year ended March 31, 1998 resulted in a net loss of $5,838,302 as compared to a net loss of $4,337,761 for the same period in 1997. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships, a provision for valuation of rental property and a provision for valuation of Investment in Local Limited Partnership. Equity in losses of Local Limited Partnerships increased due to a general increase in operating expenses for the Local Limited Partnerships. Other revenue increased due to an increase in distributions received by the Partnership from the Local Limited Partnerships.

Low-Income Housing Tax Credits

The 1998, 1997 and 1996 Tax Credits per Unit were $150.97,  $150.98 and $150.99, respectively. The Tax Credit per Limited Partnership Unit stabilized in 1993 at approximately $151.00 per Unit. The credits are expected to remain stable through the year 2000 and then they are expected to decrease as certain properties reach the end of the ten year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future, which is well beyond 2000.

On November 10, 1997, the Partnership transferred 50% of its interest in capital and profits of Westgate Apartments to the local general partner in order to protect the Partnership in the event of a foreclosure-induced recapture of these tax credits.

Property Discussions

Limited Partnership interests have been acquired in twenty-seven Local Limited Partnerships that are located in ten states and the Virgin Islands. Five of the properties, totaling 612 units, were existing properties that underwent rehabilitation and twenty-two properties, consisting of 1,762 units, were new construction.

Most of the twenty-seven Local Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating at break-even or generating positive operating cash flow.

Historic New Center in Detroit, Michigan has been generating operating deficits due to low occupancy and collection problems. However, as previously reported, the Managing General Partner was successful in finalizing the negotiations with the lenders for a loan modification. This loan modification should allow the property to meet debt service coverage and provide capital for the physical improvements. In addition, a new site manager was hired in October 1998. The new site manager will focus on implementing a new marketing strategy and improving rent collections. As of December 31, 1998, occupancy for Historic New center improved slightly to 92%. The Managing General Partner will continue to closely monitor property operations.

Westgate, located in North Dakota, has been experiencing declining occupancy. Occupancy as of December 31, 1998 was 84%. Affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the property. In an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Westgate to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, in 1997, the Local General Partner, of Wheeler House, located in Nashua, New Hampshire was removed due to financial insolvency and an affiliate of the Managing General Partner stepped-in as temporary Local General Partner. As the new Local General Partner, the affiliate of the Managing General Partner proceeded to negotiate with the lender on temporary debt restructuring to reduce interest rates and extend the due date of the loan to 1998. At the same time, the Managing General Partner began exploring refinancing opportunities. A potential lender was identified and performed an appraisal in March. The appraisal showed inadequate loan to value coverage. The Managing General Partner is currently negotiating with the lender and is exploring all measures to protect the remaining tax credits generated by the property.
However, It is possible that the Partnership will not be able to retain its interest in Wheeler House through 1999. A foreclosure would result in recapture of credits, the allocation of taxable income to the Fund and loss of future benefits associated with this property.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1999, 1998 and 1997.

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

Certain of the properties in which the Partnership invests may be located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on rent or occupancy levels at such properties. Nevertheless, management believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of June 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has invested in marketable securities with a fair value of $2,666,281 at March 31, 1999; these securities, with rates ranging from 4.87% to 8.15%, do not subject the Partnership to significant market risk because of their short term maturities and high liquidity. In addition, the Partnership's debt obligation is currently due and payable and therefore does not expose the Partnership to future interest rate risk.

The Partnership has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments, or other financial instruments.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street V, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as Managing Director and Chief Operating Officer of the General Partner on March 23, 1998. Peter G. Fallon resigned as a Vice President of the General Partner on June 1, 1999.

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

     Name                                           Position

Jenny Netzer                      Managing Director and President
Michael H. Gladstone              Managing Director, Vice President and Clerk
Randolph G. Hawthorne             Managing Director, Vice President and
                                    Chief Operating Officer
James D. Hart                     Chief Financial Officer and Treasurer
Paul F. Coughlan                  Vice President
William E. Haynsworth             Vice President

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

Jenny Netzer, age 43, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. Ms. Netzer joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team, the firm's Executive Committee. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 42, graduated from Emory University (B.A., 1978) and Cornell University (J.D.; M.B.A., 1982). Mr. Gladstone joined Boston Financial in 1985, and is Vice President and General Counsel. He is also a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr. Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, The National Realty Committee, Cornell Real Estate Council, National Housing Conference, and the Massachusetts Bar.

Randolph G. Hawthorne, age 49, is a graduate of Massachusetts Institute of Technology (S.B., 1971) and Harvard Graduate School of Business (M.B.A., 1973). Mr. Hawthorne joined Boston Financial in 1973 and is currently a Vice President responsible for structuring and acquiring real estate investments. Previously, Mr. Hawthorne served as Treasurer of Boston Financial. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1998 and serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 55, is a graduate of Brown University (A.B., 1965). Mr. Coughlan joined Boston Financial in 1975 and is currently a Senior Vice President and a member of the Investment Management division with responsibility for marketing institutional investments. Previously, he was national sales manager for Boston Financial's retail tax credit funds. Prior to joining Boston Financial, Mr. Coughlan was an investment broker with Bache & Company and Reynolds Securities, Inc.

William E. Haynsworth, age 59, is a graduate of Dartmouth College (A.B., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Mr. Haynsworth joined Boston Financial in 1977 and is a Senior Vice President responsible for the structuring of real estate investments and the acquisition of property interests. Prior to joining Boston Financial, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter
& Hoar. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team and the Board of Directors of Boston Financial. Mr. Haynsworth has over 25 years of real estate experience.

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1999, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                                          Amount
     Title of             Name and Address            Beneficially   Percent of
      Class              of Beneficial Owner              Owned         Class

     Limited     Oldham Institutional Tax Credits LLC   8,024 Units      11.64%
     Partner             101 Arch Street
                            Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street V, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 1999. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1999, Arch Street L.P. owns five (unregistered) Units not included in the 68,929 Units sold to the public. Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

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

Item 13.  Certain Relationships and Related Transactions

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership if it is still a limited partner at the time of such a transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1999 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

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

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,984 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,049 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The
Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. Total organization and offering expenses, exclusive of selling commissions, did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1999.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the gross offering proceeds. As of March 31, 1999, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 1999 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1999.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of .351% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the three years ended March 31, 1999 are as follows:

                                    1999           1998             1997
                                 ----------     ----------      ----------

     Asset Management Fees      $   243,169    $   238,087     $   231,035

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1999 are as follows:

                                   1999           1998             1997
                                  ----------     ----------      -----------

   Salaries and benefits
expense reimbursements           $   109,845    $   127,926     $   117,763

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street V, Inc. and Arch Street V Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were paid to the General Partners in each of the three years ended March 31, 1999. Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1999 is presented in Note 6 to the Financial Statements.

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

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)  See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
          No reports on Form 8-K were filed during the year ended March 31, 1999.

(a)(3)(c)  Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

    27.  Financial Data Schedule

    28.  Additional Exhibits

         (a)   28.1 Reports of Other Independent Auditors

         (b)   Audited financial statements of Local Limited Partnerships

               Strathern Park/Lorne Park
               Circle Terrace

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street V, Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne             Date:    June 25, 1999
           ------------------------                      -------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:   /s/William G. Haynsworth              Date:  June 25, 1999
           ------------------------------              --------------
           William G. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone           Date:    June 25, 1999
           -----------------------                     -------------
           Michael H. Gladstone,
           A Managing Director
Item 8.  Financial Statements and Supplementary Data




                                                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                                   (A Limited Partnership)

                                                                 Annual Report on Form 10-K
                                                              For The Year Ended March 31, 1999
                                                                            Index



                                                                              Page No.

Report of Independent Accountants
    For the years ended March 31, 1999, 1998 and 1997                           F-2

Combined Financial Statements

    Combined Balance Sheets - March 31, 1999 and 1998                           F-3

    Combined Statements of Operations - Years Ended
       March 31, 1999, 1998 and 1997                                            F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       Years Ended March 31, 1999, 1998 and 1997                                F-5

    Combined Statements of Cash Flows - Years Ended
       March 31, 1999, 1998 and 1997                                            F-6

    Notes to the Combined Financial Statements                                  F-7

Financial Statement Schedule

    Schedule III - Real Estate and Accumulated Depreciation                     F-22


See also Index to Exhibits on Page K-23 for the financial statement of the Local Limited Partnerships included as a separate exhibit in this Annual Report on Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                             REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Qualified Housing Tax Credits L.P. V:

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain local limited partnerships for which total assets of $22,064,425 and $25,246,134, are included in these financial statements as of March 31, 1999 and 1998, respectively, and for which net losses of $2,943,018, $4,967,607, and $4,044,413 are included in the accompanying financial statements as of March 31, 1999, 1998, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standard, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.


/s/PricewaterhouseCoopers LLP
June 18, 1999
Boston, Massachusetts

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)



                       COMBINED BALANCE SHEETS - MARCH 31, 1999 and 1998


                                                                              1999               1998
                                                                         -------------       -------------
Assets

Cash and cash equivalents                                                $     450,450       $     239,932
Accounts receivable from affiliates                                            173,739                   -
Mortgagee escrow deposits                                                            -                 382
Tenant security deposit escrow                                                   3,758               3,017
Investments in Local Limited Partnerships, net of reserve
   for valuation of $590,197 (Note 4)                                       21,538,791          24,725,581
Marketable securities, at fair value (Notes 1 and 3)                         2,666,281           3,064,717
Prepaid assets                                                                   1,489                   -
Rental property at cost, net of accumulated
   depreciation (Note 5)                                                       778,843             829,110
Replacement reserve escrow                                                       7,425               2,888
Other assets                                                                    32,658              40,041
                                                                         -------------       -------------
   Total Assets                                                          $  25,653,434       $  28,905,668
                                                                         =============       =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 6)                                  $     143,443       $      79,210
Accounts payable and accrued expenses                                          133,838              72,983
Mortgage note payable (Note 7)                                                 706,873             707,659
Tenant security deposits payable                                                 3,803               3,017
Deferred revenue (Note 8)                                                      146,818             139,461
                                                                         -------------       -------------
   Total Liabilities                                                         1,134,775           1,002,330
                                                                         -------------       -------------

Minority interest in Local Limited Partnership                                 116,986             140,554

General, Initial and Investor Limited Partners' Equity                      24,394,204          27,777,237
Net unrealized gains (losses) on marketable securities                           7,469             (14,453)
                                                                         -------------       -------------
   Total Partners' Equity                                                   24,401,673          27,762,784
                                                                         -------------       -------------
   Total Liabilities and Partners' Equity                                $  25,653,434       $  28,905,668
                                                                         =============       =============
The accompanying notes are an integral part of these combined financial statements.


                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                              COMBINED STATEMENTS OF OPERATIONS

                    FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                         1999              1998                 1997
                                                    ------------        ------------        ------------
Revenue:
   Rental                                           $    117,971        $     98,473        $          -
   Investment (Note 3)                                   159,094             179,999             191,349
   Other                                                 123,419              42,967              13,334
                                                    ------------        ------------        ------------
     Total Revenue                                       400,484             321,439             204,683
                                                    ------------        ------------        ------------

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $109,845, $127,926
     and $117,763 in 1999, 1998 and 1997,
     respectively) (Note 6)                              453,057             237,092             237,545
   Asset management fees, related party (Note 6)         243,169             238,087             231,035
   Provision for valuation of investment in
       Local Limited Partnership                               -             590,197                   -
   Rental operations, exclusive of depreciation           40,261              30,067                   -
   Provision for valuation of rental property                  -             160,000                   -
   Interest                                               73,899              64,148                   -
   Depreciation                                           27,043              35,299                   -
   Amortization                                           24,813              29,291              29,451
                                                    ------------        ------------        ------------
     Total Expenses                                      862,242           1,384,181             498,031
                                                    ------------        ------------        ------------

Loss before minority interest in losses of
   Local Limited Partnership,  equity in
   losses of Local Limited Partnerships and
   extraordinary item                                   (461,758)         (1,062,742)           (293,348)

Minority interest in losses of
   Local Limited Partnership                                 (17)              1,900                   -

Equity in losses of Local Limited
   Partnerships (Note 4)                              (2,944,720)         (4,777,460)         (4,044,413)

Extraordinary gain on cancellation of indebtedness        23,462                   -                   -
                                                    ------------        ------------        ------------

Net Loss                                            $ (3,383,033)       $ (5,838,302)       $ (4,337,761)
                                                    ============        ============        ============

Net Loss allocated:
   General Partners                                 $    (33,830)       $    (58,383)       $    (43,378)
   Limited Partners                                   (3,349,203)         (5,779,919)         (4,294,383)
                                                    ------------        ------------        ------------
                                                    $ (3,383,033)       $ (5,838,302)       $ (4,337,761)
                                                    ============        ============        ============

Net Loss per Limited Partnership
   Unit (68,929 Units)                              $    (48.59)        $     (83.85)       $     (62.30)
                                                    ===========         ==============      ==============

The accompanying notes are an integral part of these combined financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                           FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                                       Net
                                                    Initial         Investor       Unrealized
                                   General          Limited          Limited          Gains
                                   Partners         Partner         Partners        (Losses)           Total

Balance at March 31, 1996       $   (212,573)    $      5,000    $ 38,160,873     $    (25,159)   $ 37,928,141
                                ------------     ------------    ------------     ------------    ------------

Comprehensive Loss:
   Net change in net unrealized
     losses on marketable securities
     available for sale                    -                -               -          (17,161)        (17,161)
   Net Loss                          (43,378)               -      (4,294,383)               -      (4,337,761)
                                ------------     ------------    ------------     ------------    ------------
Comprehensive Loss                   (43,378)               -      (4,294,383)         (17,161)     (4,354,922)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1997           (255,951)           5,000      33,866,490          (42,320)     33,573,219
                                ------------     ------------    ------------     ------------    ------------

Comprehensive Income (Loss):
   Net change in net unrealized
     losses on marketable securities
     available for sale                    -                -               -           27,867          27,867
   Net Loss                          (58,383)               -      (5,779,919)               -      (5,838,302)
                                ------------     ------------    ------------     ------------    ------------
Comprehensive Income (Loss)          (58,383)               -      (5,779,919)          27,867      (5,810,435)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1998           (314,334)           5,000      28,086,571          (14,453)     27,762,784
                                ------------     ------------    ------------     ------------    ------------

Comprehensive Income (Loss):
   Net change in net unrealized
     losses on marketable securities
     available for sale                    -                -               -           21,922          21,922
   Net Loss                          (33,830)               -      (3,349,203)               -      (3,383,033)
                                ------------     ------------    ------------     ------------    ------------
Comprehensive Income (Loss)          (33,830)               -      (3,349,203)          21,922      (3,361,111)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1999       $   (348,164)    $      5,000    $ 24,737,368     $      7,469    $24,401,673
                                ============     ============    ============     ============    ===========


The accompanying notes are an integral part of these combined financial statements.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                                COMBINED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                               1999             1998             1997
                                                           ------------    -------------     -------------

Cash flows from operating activities:
   Net loss                                               $  (3,383,033)   $  (5,838,302)    $  (4,337,761)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships           2,944,720        4,777,460         4,044,413
     Provision for valuation of Investment in Local
       Limited Partnership                                            -          590,197                 -
     Provision for valuation of rental property                       -          160,000                 -
     Depreciation and amortization                               51,856           64,590            29,451
     (Gain) Loss on sales and maturities of
       marketable securities                                     14,790           (1,154)           (1,560)
     Gain on forgiveness of debt                                (23,462)               -                 -
     Minority interest in income (losses) of Local
       Limited Partnership                                           17           (1,900)                -
     Cash distribution income included in cash
       distribution from Local Limited Partnership              (65,089)               -                 -
     Increase (decrease) in cash arising from changes
      in operating assets and liabilities:
       Tenant security deposits                                    (741)            (131)                -
       Prepaid assets                                            (1,489)               -                 -
       Mortgagee escrow deposits                                 (2,041)           3,990                 -
       Replacement reserve deposits                              (2,114)            (739)                -
       Other assets                                               6,383           10,992           (24,625)
       Accounts payable to affiliate                             64,233          (25,605)           16,700
       Accounts payable and accrued expenses                     48,557           21,457           (32,191)
       Tenant security deposits payable                             786              131                 -
       Deferred revenue                                           7,357          (34,896)           (4,961)
                                                          -------------    -------------     -------------
Net cash used for operating activities                         (339,270)        (273,910)         (310,534)
                                                          -------------    -------------     -------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                    (50,420)               -                 -
   Purchases of marketable securities                        (2,523,829)      (2,889,608)         (755,442)
   Proceeds from sales and maturities of
     marketable securities                                    2,929,397        2,694,039           998,969
   Additions to rental property                                    (633)               -                 -
   Cash distributions received from Local Limited
     Partnerships                                               368,798          241,893           272,930
   Advance to affiliate                                        (172,739)          (1,000)                -
   Cash received upon assumption of General Partner
     interest in a Combined Entity                                    -              937                 -
                                                          -------------    -------------     -------------
Net cash provided by investing activities                       550,574           46,261           516,457
                                                          -------------    -------------     -------------

Cash flows from financing activities:
   General Partner contribution                                       -           23,462                 -
   Payment of mortgage principal                                   (786)          (5,448)                -
                                                          -------------    -------------     -------------
Net cash  provided by (used for) financing activities              (786)          18,014                 -
                                                          -------------    -------------     -------------

Net increase (decrease) in cash and
   cash equivalents                                             210,518         (209,635)          205,923

Cash and cash equivalents, beginning                            239,932          449,567           243,644
                                                          -------------    -------------     -------------

Cash and cash equivalents, ending                         $     450,450    $     239,932     $     449,567
                                                          =============    =============     =============
The accompanying notes are an integral part of these combined financial statements.

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

Under the terms of the Partnership Agreement, the Partnership initially designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 1999, the Managing General Partner has designated approximately $2,553,000 of marketable securities as such Reserves.

2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entity (defined below), using the equity method of accounting because the Partnership does not have a majority control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment balance has been reduced to zero are included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                     NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


2.  Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

The Partnership recognizes a decline in the carrying value of its investments in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

The General Partners have decided to report the results of the Local Limited Partnerships, including the Combined Entity, on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1998, 1997 and 1996.

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

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership adopted the new standard effective April 1, 1998 and its adoption did not have a significant effect on the Partnership's financial position or results of operations. The only component of the Partnership's other accumulated comprehensive income is net unrealized gains and losses on marketable securities.

Rental Property

Real estate and personal property of the Combined Entity is recorded in accordance with SFAS 121. The Combined Entity provides for depreciation using primarily the straight-line method over its estimated useful lives.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Rental Income

Rental income, principally from short-term leases on the Combined Entity's apartment units, is recognized as income under the accrual method as the rents become due.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, investments accounted for under the equity method, and all nonfinancial assets such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

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

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                      NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized           Fair
                                                 Cost            Gains            Losses             Value


Debt securities issued by the US
   Treasury and other US government
   corporations and agencies                $  2,347,480      $    11,715       $   (4,787)     $  2,354,408

Mortgage backed securities                       311,332            1,865           (1,324)          311,873
                                            ------------      -----------       ----------      ------------

Marketable securities at March 31, 1999     $  2,658,812      $    13,580       $   (6,111)     $  2,666,281
                                            ============      ===========       ==========      ============

Debt securities issued by the US
   Treasury and other US governement
   corporations and agencies                $  2,934,294      $     5,308       $  (21,353)     $  2,918,249

Mortgage backed securities                       144,876            1,592                -           146,468
                                            ------------      -----------       ----------      ------------

Marketable securities at March 31, 1998     $  3,079,170      $     6,900       $  (21,353)     $  3,064,717
                                            ============      ===========       ==========      ============


The contractual maturities at March 31, 1999 are as follows:

                                                                                                Fair
                                                                            Cost                Value

Due in less the one year                                                 $   399,788         $   400,906
Due in one year to five years                                              1,947,692           1,953,502
Mortgage backed securities                                                   311,332             311,873
                                                                         -----------         -----------
                                                                         $ 2,658,812         $ 2,666,281
                                                                         ===========         ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales and maturities of marketable securities were approximately $451,000, $1,792,000 and $804,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Proceeds from the maturities of marketable securities were approximately $2,479,000, $902,000 and $195,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Included in investment income are gross gains of $4,895, $7,205 and $2,951 and gross losses of $19,685, $6,051and $1,391 that were realized on the sales during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

               NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interest in twenty six Local Limited Partnerships, excluding the Combined Entity in 1999. Each of these Local Limited Partnerships owns and operates multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership
Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Strathern Park/Lorne Park Apartments, Westgate and Huguenot Park, which are 95%, 49.5% and 88.6%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entity in 1999 and 1998, at March 31:

                                                               1999              1998           1997
                                                           ------------     ------------    ------------

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                            $ 55,269,931      $55,219,511     $55,520,042

Cumulative equity in losses of Local Limited
   Partnerships  (excluding cumulative
   unrecognized losses of $1,236,440 and $133,567
   in 1999 and 1998, respectively)                          (32,603,028)     (29,735,570)    (25,141,481)

Cumulative cash distributions received
   from Local Limited Partnerships                           (1,341,854)        (973,056)       (731,163)
                                                           ------------     ------------    ------------

Investments in Local Limited Partnerships
  before adjustment                                          21,325,049       24,510,885      29,647,398

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                             1,006,357        1,006,357       1,006,357

    Accumulated amortization of acquisition
    fees and expenses                                          (202,418)        (201,464)       (200,510)
                                                           ------------     ------------    ------------

Investments in Local Limited Partnerships                    22,128,988       25,315,778      30,453,245

Reserve for valuation of Investment in Local
   Limited Partnership                                         (590,197)        (590,197)              -
                                                           ------------     ------------    ------------
                                                           $ 21,538,791     $ 24,725,581  $   30,453,245
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

                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                      NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1998, 1997 and 1996 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entity beginning on the date of combination) in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                         1998               1997                1996
                                                    --------------      --------------      --------------
Assets:
   Investment property, net                         $  108,683,329      $  113,022,632      $  119,404,292
   Current assets                                        3,051,869           3,319,977           3,109,145
   Other assets                                          5,864,260           5,949,514           5,944,574
                                                    --------------      --------------      --------------
     Total Assets                                   $  117,599,458      $  122,292,123      $  128,458,011
                                                    ==============      ==============      ==============

Liabilities and Partners' Equity:
   Long-term debt, net of current portion           $   82,067,318      $   84,044,067      $   85,520,204
   Current liabilities (including current portion
     of long-term debt)                                  8,669,686           8,060,589           7,168,891
   Other liabilities                                     2,206,860           1,456,872           1,389,432
                                                    --------------      --------------      --------------
     Total Liabilities                                  92,943,864          93,561,528          94,078,527

Partnership's Equity                                    19,691,908          23,844,561          29,509,002
Other Partners' Equity                                   4,963,686           4,886,034           4,870,482
                                                    --------------      --------------      --------------
     Total Liabilities and Partners' Equity         $  117,599,458      $  122,292,123      $  128,458,011
                                                    ==============      ==============      ==============

Summarized Income Statements - for the years ended December 31,

Rental and other income:                            $   14,524,674      $   14,309,317      $   14,377,262
                                                    --------------      --------------      --------------

Expenses:
   Operating                                             7,835,920           7,622,343           7,389,143
   Interest                                              5,842,850           5,919,806           6,159,027
   Depreciation and amortization                         4,913,928           5,786,902           4,970,595
                                                    --------------      --------------      --------------
     Total Expenses                                     18,592,698          19,329,051          18,518,765
                                                    --------------      --------------      --------------

     Net Loss                                       $   (4,068,024)     $   (5,019,734)     $   (4,141,503)
                                                    ==============      ==============      ==============

Partnership's share of Net Loss                     $   (3,970,328)     $   (4,908,884)     $   (4,046,556)
                                                    ==============      ==============      ==============
Other partners' share of Net Loss                   $      (97,696)     $     (110,850)     $      (94,947)
                                                    ==============      ==============      ==============

For the years ended March 31, 1999 and 1998, the Partnership has not recognized $1,102,873 and $131,424, respectively, of equity in losses of Local Limited Partnerships relating to two Local Limited Partnerships where cumulative equity in losses exceeded its total investments in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $19,610,329 differs from the Partnership's Investments in Local Limited Partnerships before adjustment of $21,325,049 principally because: a) the Partnership has not recognized $1,236,440 of equity in losses of five Local Limited Partnerships whose equity in losses exceeded its total investment; b) distributions made by Local Limited Partnerships during the quarter ended March 31, 1999 are not reflected in the December 31, 1998 balance sheets of the Local Limited Partnerships; and c) syndication costs charged to equity by a Local Limited Partnership are not reflected in the Partnership's investment in the Local Limited Partnership.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                 NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

5.   Rental Property

Real estate and personal property belonging to the Combined Entity are recorded at cost, the components of which, excluding certain acquisition costs of $26,329 and $50,186 as of December 31, 1998 and 1997, respectively, paid by the Partnership and included in basis, are as follows at December 31:

                                                         1998             1997
                                                     -----------       -----------
           Land                                      $    42,000       $    42,000
           Building and improvements                   1,005,572         1,004,939
                                                     -----------       -----------
                                                       1,047,572         1,046,939
           Less:   accumulated depreciation             (295,058)         (268,015)
                                                     -----------       -----------
           Total                                     $   752,514       $   778,924
                                                     ===========       ===========

During the year ended December 31, 1997, an impairment loss of $160,000 was recognized on the real estate in the combined Entity, which decreased the carrying value to $1,046,939.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of 0.351% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees of $243,169, $238,087 and $231,035 for the years ended March 31, 1999, 1998 and 1997, respectively, have been included in expenses. Included in accounts payable to affiliate at March 31, 1999 and 1998 are $122,057 and $60,556, respectively, of asset management fees due to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 are $109,845, $127,926 and $117,763, respectively, that the Partnership has paid or is payable as reimbursement for salaries and benefits expenses. The amounts payable for salaries and benefits at March 31, 1999 and 1998 are $21,385 and $18,654, respectively.

BF Lansing Limited Partnership ("BF Lansing"), an affiliate of the Managing General Partner, is the Administrative General Partner in two Local Limited Partnerships in which the Partnership has invested, St. Croix II, Limited Partnership ("Carib Villas II") and Christiansted Limited Partnership ("Carib Villas III"). BF Lansing's only responsibility in relation to the two Local Limited Partnerships is the selection of a management agent. BF Lansing selected Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, as the management agent for Carib Villas II and III. The management fee charged to each property is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $21,120, $21,120 and $15,305, respectively, of fees paid to LMC for the years ended December 31, 1998, 1997 and 1996.

LMC is also the management agent for Historic New Center, another Local Limited Partnership in which the Partnership invested. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $24,185, $21,986 and $24,561, respectively, of fees earned by LMC for the years ended December 31, 1998, 1997 and 1996.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, is the management agent for Woodlake Hills, a Local Limited Partnership in which the Partnership is invested. The management fee charged to the property is 4% of property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $35,150, $34,752 and $37,497, respectively, of fees earned by BFPM for the years ended December 31, 1998, 1997 and 1996.

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                      NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


7.   Mortgage Notes Payable

The Combined Entity has a mortgage note payable in the original amount of $750,000 amortized over 30 years at a rate of 11.5%. On December 27, 1997, the mortgage holder of the note reduced the interest rate to 10%; this reduction changed the monthly payment from $7,427 to $6,143. It was anticipated that by the end of 1998, the Combined Entity would have negotiated a new financing agreement with another lending institution. As of December 31, 1998, the remaining balance on this note is $706,873 and the Managing General Partner is negotiating with the lender to either refinance or obtain a time extension that will permit negotiations with another lending institution. It remains uncertain as to whether foreclosure can be avoided because the note is technically in default.

8.   Deferred Revenue

Under the terms of a Local Limited Partnership Agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 of its cash and cash equivalents for this purpose. Since the funds were not needed, the Local Limited Partnership Agreement allows that the established Supplemental Reserve, along with the interest earned, are available to pay the Partnership its annual priority distribution. As of March 31, 1999, $99,000 has been released to the Partnership. The balance of the Supplemental Reserve is included in cash and cash equivalents. This balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Reserve.

9.   Litigation

The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, is involved in certain litigation with an entity formerly affiliated with this Partnership and its previous local general partner. Recently, a
tentative  settlement agreement  was agreed upon.   Tompkins/Rosecliff  and the
Partnership will contribute a total of $150,000, of which the Partnership will contribute $100,000. In the opinion of Management, this is an appropriate settlement, which will eliminate the risk of foreclosure and recapture posed by this litigation.

10.  Transfer of Interest in Local Limited Partnership

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of Westgate to the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner any time after one year has elapsed. For financial reporting purposes, the Partnership has written down the remaining carrying value of this investment in Local Limited Partnership to zero, because it is unknown as to whether the Partnership will be able to recover its remaining invested balance. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                         NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


11.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the fiscal years ended March 31, 1999, 1998 and 1997 to the loss reported for federal income tax purposes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                               1999              1998            1997
                                                          -------------    -------------     -------------

Net Loss per Statement of Operations                      $  (3,383,033)   $  (5,838,302)    $  (4,337,761)

   Adjustment for equity in losses of Local Limited
     Partnerships for financial reporting purposes
     over (under) equity in losses for tax purposes            (358,118)      (1,419,314)         (555,803)

   Equity in losses of Local Limited Partnerships not
     recognized for financial reporting purposes             (1,102,873)        (131,424)           (2,143)

   Adjustment to reflect March 31, fiscal year-end
     to December 31, tax year-end                                64,611           31,986           (46,742)

   Adjustment for expenses not currently deductible for
     tax purposes                                                     -                -           114,572

   Related party expenses paid in current year but
     expensed for book purposes in prior year                         -         (114,572)          (55,889)

   Adjustment for accelerated amortization
     for tax purposes over amortization
     for financial reporting purposes                           (12,749)          (8,383)          (10,828)

   Provision for valuation of Investment in Local
     Limited Partnership not deductible for
     tax purposes                                                     -          590,197                 -

   Other                                                         12,536                -            22,000
                                                          -------------    -------------     -------------

   Net Loss for federal income tax
     purposes                                             $  (4,779,626)   $  (6,889,812)    $  (4,872,594)
                                                          =============    =============     =============

                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                       NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

11.  Federal Income Taxes (continued)


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1999 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                 $  21,538,791    $  18,320,798    $  3,217,993
                                                          =============    ==============   ============
Other assets                                              $   4,114,643    $  13,039,165    $ (8,924,522)
                                                          =============    =============    ============
Liabilities                                               $   1,134,775    $     204,721    $    930,054
                                                          =============    =============    ============

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes, the Partnership combines the financial statements of one Local Limited Partnership with its financial statements; for tax reporting purposes, this entity is carried on the equity method (ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entity, for tax reporting purposes is approximately $3,689,000 greater than for financial reporting purposes, including approximately $1,236,000 of losses the Partnership has not recognized relating to five Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (iii) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $64,000; (iv) approximately $50,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1999 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1998; and (v) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax reporting purposes, are charged to Limited Partners' equity for financial reporting purposes.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                 $  24,775,767    $  23,114,290    $  1,661,477
                                                          =============    =============    ============
Other assets                                              $   4,129,901    $  13,054,826     $(8,924,925)
                                                          =============    =============     ===========
Liabilities                                               $   1,002,330    $     217,179    $    785,151
                                                          =============    =============    ============

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes, the Partnership combines the financial statements of one Local Limited Partnership with its financial statements; for tax reporting purposes, this entity is carried on the equity method; (ii) the Partnership has provided a reserve for valuation of approximately $590,000 against one of its investments in Local Limited Partnerships for financial reporting purposes; (iii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entity, for tax reporting purposes is approximately $2,163,000 greater than for financial reporting purposes, including approximately $134,000 of losses the Partnership has not recognized relating to two Local Limited Partnerships whose cumulative equity in losses exceeded its total investment;
(iv) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $51,000; (v) approximately $34,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1999 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1998; and (vi) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax reporting purposes, are charged to Limited Partners' equity for financial reporting purposes.

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


                      NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

12.  Supplemental Combining Schedules

                                                                            Balance Sheets

                                           Boston Financial
                                           Qualified Housing        Wheeler
                                              Tax Credits             House
                                               L.P V (A)           (Burbank) (B)    Eliminations     Combined (A)
Assets

Cash and cash equivalents                  $       449,931        $          519    $           -   $      450,450
Accounts receivable from affiliates                174,739                     -           (1,000)         173,739
Tenant security deposit escrow                           -                 3,758                -            3,758
Investments in Local
   Limited Partnerships, net                    21,483,543                     -           55,248       21,538,791
Marketable securities, at fair value             2,666,281                     -                -        2,666,281
Prepaid assets                                           -                 1,489                -            1,489
Rental property at cost, net of
   accumulated depreciation                              -               752,514           26,329          778,843
Replacement reserve escrow                               -                 7,425                -            7,425
Other assets                                        32,658                     -                -           32,658
                                           ---------------       ---------------    -------------   --------------
     Total Assets                          $    24,807,152       $       765,705    $      80,577   $   25,653,434
                                           ===============       ================   ==============  ==============

Liabilities and Partners' Equity

Accounts payable to affiliates             $       143,443       $         1,000    $      (1,000)  $      143,443
Accounts payable and accrued expenses              115,218                18,620                -          133,838
Mortgage note payable                                    -               706,873                -          706,873
Tenant security deposits payable                         -                 3,803                -            3,803
Deferred revenue                                   146,818                     -                -          146,818
                                           ---------------       ---------------    -------------   --------------
     Total Liabilities                             405,479               730,296           (1,000)       1,134,775
                                           ---------------       ---------------    -------------   --------------

Minority interest in Local Limited
   Partnership                                           -                     -          116,986          116,986
                                           ---------------       ---------------    -------------   --------------

General, Initial and Investor
   Limited Partners' Equity                     24,394,204                35,409          (35,409)      24,394,204
                                           ---------------       ---------------    -------------   --------------
Net unrealized gains on
   marketable securities                             7,469                     -                -            7,469
                                           ---------------       ---------------    -------------   --------------
     Total Partners' Equity                     24,401,673                35,409          (35,409)      24,401,673
                                           ---------------       ---------------    -------------   --------------
     Total Liabilities and Partners' Equity$    24,807,152       $       765,705    $      80,577   $   25,653,434
                                           ===============       ===============    =============   ==============

(A) As of March 31, 1999.
(B) As of December 31, 1998 - See Note 2.

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

                    NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

12.  Supplemental Combining Schedules (continued)

                                                                       Statements of Operations

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits             House
                                              L.P. V (A)           (Burbank) (B)    Eliminations      Combined (A)
Revenue:
   Rental                                   $             -      $       117,971    $           -      $    117,971
   Investment                                       158,954                  140                -           159,094
   Other                                            122,087                1,332                -           123,419
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  281,041              119,443                -           400,484
                                            ---------------      ---------------    -------------      ------------

Expenses:
   General and administrative                       453,057                    -                -           453,057
   Asset management fees, related party             243,169                    -                -           243,169
   Rental operations, exclusive of depreciation           -               40,261                -            40,261
   Interest                                               -               73,899                -            73,899
   Depreciation                                           -               27,043                -            27,043
   Amortization                                      24,813                    -                -            24,813
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 721,039              141,203                -           862,242
                                            ---------------      ---------------    -------------      ------------

Loss before minority interest in losses of
   Local Limited Partnership, equity in
   losses of Local Limited
   Partnerships and extraordinary item             (439,998)             (21,760)               -          (461,758)

Minority interest in losses of
   Local Limited Partnership                              -                    -              (17)              (17)

Equity in losses of Local Limited
   Partnerships                                  (2,943,035)                   -           (1,685)       (2,944,720)
                                            ---------------      ---------------    -------------      ------------

Extraordinary gain on cancellation
   of indebtedness                                        -               23,462                -            23,462
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (3,383,033)     $         1,702    $      (1,702)     $ (3,383,033)
                                            ===============      ===============    =============      ============

(A) For the year ended March 31, 1999.
(B) For the year ended December 31, 1998 - See Note 2.

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

                       NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

12.  Supplemental Combining Schedules (continued)

                                                                       Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits              House
                                               L.P. V (A)          (Burbank) (B)    Eliminations        Combined (A)

Cash flows from operating activities:
Net Loss                                    $    (3,383,033)     $         1,702    $      (1,702)   $   (3,383,033)
Adjustments to reconcile net loss to
   net cash used for operating activities:
     Equity in losses of Local
       Limited Partnerships                       2,943,035                    -            1,685         2,944,720
     Depreciation and amortization                   24,813               27,043                -            51,856
     Loss on sale and
       maturities of
       marketable securities                         14,790                    -                -            14,790
     Cash distribution income included in
       cash distributions from Local
       Limited Partnerships                         (65,089)                   -                -           (65,089)
     Gain on forgiveness of debt                          -              (23,462)               -           (23,462)
     Minority interest in losses of
       Local Limited Partnership                          -                    -               17                17
   Increase (decrease)  in
       cash arising from
       changes in operating assets and liabilities:
       Tenant security deposits                           -                 (741)               -              (741)
       Prepaid assets                                     -               (1,489)               -            (1,489)
       Mortgagee escrow deposits                          -               (2,041)               -            (2,041)
       Replacement reserve deposits                       -               (2,114)               -            (2,114)
       Other assets                                   6,383                    -                -             6,383
       Accounts payable to affiliates                64,233                    -                -            64,233
       Accounts payable and
        accrued expenses                             47,527                1,030                -            48,557
       Tenant security deposits payable                   -                  786                -               786
       Deferred revenue                               7,357                    -                -             7,357
                                            ---------------      ---------------    -------------    --------------
Net cash used for operating activities             (339,984)                 714                -          (339,270)
                                            ---------------      ---------------    -------------    --------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships        (50,420)                 -                 -            (50,420)
   Purchases of marketable securities            (2,523,829)                 -                 -         (2,523,829)
 Proceeds from sales and maturities
     of marketable securities                     2,929,397                  -                 -          2,929,397
   Additions to rental property                        -                  (633)                -               (633)
   Cash distributions received from
     Local Limited Partnerships                     368,798                  -                 -            368,798
   Advance to affiliate
     from affiliates                               (173,739)             1,000                 -           (172,739)
                                            ---------------      -------------      ------------     --------------
Net cash provided by investing activities           550,207                367                 -            550,574
                                            ---------------      -------------      ------------     --------------



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

                        NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

12.  Supplemental Combining Schedules (continued)

                                                                 Statements of Cash Flows (continued)

                                           Boston Financial
                                           Qualified Housing         Wheeler
                                              Tax Credits              House
                                              L.P. V (A)           (Burbank) (B)    Eliminations     Combined (A)


Cash flows from financing activities:
   Payment of mortgage principal                          -               (786)                -               (786)
                                            ---------------      -------------      ------------   ----------------
Net cash used for financing activities                    -               (786)                -               (786)
                                            ---------------      -------------      ------------   ----------------

Net increase in cash and cash equivalents           210,223                295                 -            210,518

Cash and cash equivalents, beginning                239,708                224                 -            239,932
                                            ---------------      -------------      ------------   ----------------

Cash and cash equivalents, ending           $       449,931      $         519      $          -   $        450,450
                                            ===============      =============      ============   ================

(A) For the year ended March 31, 1999.
(B) For the year ended December 31, 1998 - See Note 2.

Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999


                                                                                                             GROSS AMOUNT
                                                                                                               AT WHICH
                                                                                                              CARRIED AT
                                                                                                             DECEMBER 31,
                                                    COST OF INTEREST AT ACQUISITION DATE                         1998
                                                    -------------------------------------                    --------------
                                                                                          NET IMPROVEMENTS
                             NUMBER       TOTAL                                              CAPITALIZED
                               OF        ENCUM-                         BUILDING AND        SUBSEQUENT TO
        DESCRIPTION           UNITS     BRANCES *         LAND          IMPROVEMENTS         ACQUISITION         LAND
        -----------           -----     ---------         ----          ------------         -----------         ----


Low and Moderate
Income Apartment Complexes

Strathern Park/Lorne Park         241   $17,428,457       $4,369,500         $10,513,639         $10,997,952    $5,889,320
  Los Angeles, CA
Maidens Choice                    101     4,021,395          807,791           2,013,769           3,430,551       807,791
  Baltimore, MD
Cedar Lane                         36     1,108,259           40,000           1,375,512              11,854        40,000
  London, KY
Silver Creek                       24       768,386           20,000             946,812                   0        20,000
  Berea, KY
Rosecliff                         168     5,562,595        1,200,000           3,304,950           4,578,797     1,120,000
  Orlando, FL
Brookwood                          81     3,019,835           91,470             344,580           4,561,568       522,673
  Ypsilanti Township, MI
Water Oak                          40     1,256,023           98,058           1,467,944               5,638        98,058
  Orange City, FL
Yester Oaks                        44     1,286,809           47,105           1,574,145               2,489        47,105
  Lafayette, GA
Ocean View                         42     1,366,353          112,620           1,600,421               7,347       112,620
  Ferandina Beach, FL
Wheeler House                      17       706,873           42,000           1,139,412           (133,840)        42,000
  Nashua, NH
Archer Village                     24       708,517           40,000             861,288              38,869        40,000
  Archer, FL
Oaks of Dunlop                    144     4,428,393          631,959           6,492,444             148,134       631,959
  Colonial Heights, VA
Timothy House                     112     2,500,426           11,638           6,344,664             434,139        11,638
  Towson, MD
Westover Station                  108     2,661,411          305,645           4,299,613               8,089       305,645
  Newport News, VA
Carib Villas III                   24     1,482,307          107,582           1,802,466               5,614       239,009
  St. Croix, VI
Carib Villas II                    20     1,402,191           57,720           1,787,528               5,614       197,195
  St. Croix, VI
Whispering Trace                   40     1,376,939          218,000           2,413,145           (467,706)       218,000
  Woodstock, GA
New Center                        104     2,932,517           79,652           3,534,776           2,932,510        96,116
  Detroit, MI


Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999 (continued)

                             GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                 1998
                            ------------------------------------------------            LIFE ON
                                                                                         WHICH
                                                                                     DEPRECIATION
                              BUILDING AND                   ACCUMULATED     DATE     IS COMPUTED       DATE
        DESCRIPTION           IMPROVEMENTS       TOTAL       DEPRECIATION    BUILT      (YEARS)       ACQUIRED
        -----------           ------------       -----       ------------    -----      -------       --------


Low and Moderate
Income Apartment Complexes

Strathern Park/Lorne Park        $19,991,771   $25,881,091       $5,972,453  1991       various       07/05/90
  Los Angeles, CA
Maidens Choice                     5,444,320     6,252,111        1,751,942  1991       various       08/17/90
  Baltimore, MD
Cedar Lane                         1,387,366     1,427,366          335,526  1991       various       09/10/90
  London, KY
Silver Creek                         946,812       966,812          235,121  1990       various       08/15/90
  Berea, KY
Rosecliff                          7,963,747     9,083,747        2,437,766  1991       various       09/18/90
  Orlando, FL
Brookwood                          4,474,945     4,997,618        1,141,319  1992       various       10/01/90
  Ypsilanti Township, MI
Water Oak                          1,473,582     1,571,640          421,448  1991       various       01/01/91
  Orange City, FL
Yester Oaks                        1,576,634     1,623,739          466,846  1991       various       01/01/91
  Lafayette, GA
Ocean View                         1,607,768     1,720,388          491,142  1991       various       01/01/91
  Ferandina Beach, FL
Wheeler House                      1,005,572     1,047,572          295,058  1991       various       01/01/91
  Nashua, NH
Archer Village                       900,157       940,157          271,728  1991       various       01/01/91
  Archer, FL
Oaks of Dunlop                     6,640,578     7,272,537        2,239,564  1991       various       01/01/91
  Colonial Heights, VA
Timothy House                      6,778,803     6,790,441        1,347,329  1992       various       03/05/91
  Towson, MD
Westover Station                   4,307,702     4,613,347          993,754  1991       various       03/30/91
  Newport News, VA
Carib Villas III                   1,676,653     1,915,662          544,187  1992       various       03/21/91
  St. Croix, VI
Carib Villas II                    1,653,667     1,850,862          526,156  1991       various       03/01/91
  St. Croix, VI
Whispering Trace                   1,945,439     2,163,439          715,668  1990       various       05/01/91
  Woodstock, GA
New Center                         6,450,822     6,546,938        1,640,913  1992       various       06/27/91
  Detroit, MI


Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999 (continued)

                                                                                                             GROSS AMOUNT
                                                                                                               AT WHICH
                                                                                                              CARRIED AT
                                                                                                             DECEMBER 31,
                                                    COST OF INTEREST AT ACQUISITION DATE                         1998
                                                    -------------------------------------                    --------------
                                                                                          NET IMPROVEMENTS
                             NUMBER       TOTAL                                              CAPITALIZED
                               OF        ENCUM-                         BUILDING AND        SUBSEQUENT TO
        DESCRIPTION           UNITS     BRANCES *         LAND          IMPROVEMENTS         ACQUISITION         LAND
        -----------           -----     ---------         ----          ------------         -----------         ----


Low and Moderate
Income Apartment Complexes
Huguenot Park                      24     1,400,000           83,000           2,088,664                   0        83,000
  New Paltz, NY
Hillwood Pointe                   100     2,926,844          454,185           5,103,711              79,106       454,185
  Jacksonville, FL
Pinewood Pointe                   136     3,962,864          555,093           6,809,808             556,869       555,093
  Jacksonville, FL
Westgate                           60     1,365,415          215,168           2,152,519              24,702       238,920
  Bismark, ND
Woodlake Hills                    144     3,811,770          233,690           6,481,250           2,390,901       187,588
  Pontiac, MI
Bixel House                        76     1,273,858          190,746           2,294,879              50,061       190,746
  Los Angeles, CA
Harmony                            65     2,238,307                0           7,020,696             117,826             0
  North Hollywood, CA
Schumaker Place                    96     2,913,267          531,776           1,627,716           3,603,531     1,023,027
  Salisbury, MD
Circle Terrace                    303     8,872,936                0           7,884,733           8,635,332     1,104,269
  Lansdown, MD
                            -----------------------------------------------------------------------------------------------

SUBTOTAL                        2,374    82,782,947       10,544,398          93,281,084          42,025,947    14,275,957

LESS: Combined Entity              17       706,873           42,000           1,139,412           (133,840)        42,000
                            -----------------------------------------------------------------------------------------------

TOTAL                           2,357   $82,076,074      $10,502,398         $92,141,672         $42,159,787   $14,233,957
                            ===============================================================================================

(1) The aggregate cost for Federal Income Tax purposes is approximately $ 126,889,000.

                          * Mortgage   notes   payable    generally    represent
                            non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 8.00% to 11%. The Partnership has not guaranteed any of these mortgage notes payable.

Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999 (continued)



                             GROSS AMOUNT AT WHICH CARRIED AT DECEMBER
                                              31, 1998
                            ---------------------------------------------           LIFE ON
                                                                                     WHICH
                                                                                 DEPRECIATION
                             BUILDING AND                  ACCUMULATED    DATE    IS COMPUTED      DATE
        DESCRIPTION          IMPROVEMENTS       TOTAL      DEPRECIATION   BUILT     (YEARS)      ACQUIRED
        -----------          ------------       -----      ------------   -----     -------      --------


Low and Moderate
Income Apartment Complexes
Huguenot Park                     2,088,664     2,171,664        587,767  1991      various      06/26/91
  New Paltz, NY
Hillwood Pointe                   5,182,817     5,637,002      1,536,730  1991      various      07/19/91
  Jacksonville, FL
Pinewood Pointe                   7,366,677     7,921,770      2,165,492  1991      various      07/31/91
  Jacksonville, FL
Westgate                          2,153,469     2,392,389        588,342  1991      various      07/25/91
  Bismark, ND
Woodlake Hills                    8,918,253     9,105,841      2,135,350  1992      various      08/01/91
  Pontiac, MI
Bixel House                       2,344,940     2,535,686        895,823  1991      various      07/31/91
  Los Angeles, CA
Harmony                           7,138,522     7,138,522      2,079,026  1991      various      07/31/91
  North Hollywood, CA
Schumaker Place                   4,739,996     5,763,023      1,097,433  1992      various      09/20/91
  Salisbury, MD
Circle Terrace                   15,415,796    16,520,065      3,501,702  1993      various      12/06/91
  Lansdown, MD
                            ---------------------------------------------

SUBTOTAL                        131,575,472   145,851,429     36,415,585

LESS: Combined Entity             1,005,572     1,047,572        295,058
                            ---------------------------------------------

TOTAL                          $130,569,900  $144,803,857    $36,120,527
                            =============================================




Summary of property owned and accumulated depreciation:

Property Owned December 31, 1998                                    Accumulated Depreciation December 31, 1998
------------------------------------------------------------------  -------------------------------------------------
Balance at beginning of period                       $145,480,348   Balance at beginning of period        31,410,776
  Additions during                                                    Additions during period:
period:
     Less current year Wheeler        (1,047,572)                        Less current year Wheeler         (295,058)
House                                                               House
     Other acquisitions                    95,346                                                          5,004,809
                                                                    Depreciation
                                                                                                       --------------
     Improvements etc.                    275,735                   Balance at close of period           $36,120,527
                                    --------------                                                     ==============
                                                        (676,491)
  Deductions during
period:
     Cost of real                               0
estate sold
     Impairment of                              0
Assets
                                    --------------
                                                                0
                                                  ----------------
Balance at close of                                  $144,803,857
period
                                                  ================



Property Owned December 31, 1997                                    Accumulated Depreciation December 31, 1997
------------------------------------------------------------------  -------------------------------------------------
Balance at beginning of period                       $145,480,438   Balance at beginning of period        26,076,146
  Additions during                                                    Additions during period:
period:
     Less current year Wheeler        (1,046,939)                        Less current year Wheeler         (268,015)
House                                                               House
     Other acquisitions                   125,851                                                          5,602,645
                                                                    Depreciation
                                                                                                       --------------
     Improvements etc.                     34,059                   Balance at close of period           $31,410,776
                                    --------------                                                     ==============
                                                        (887,029)
  Deductions during
period:
     Cost of real                               0
estate sold
     Impairment of Assets (1)           (160,000)
                                    --------------
                                                        (160,000)
                                                  ----------------
Balance at close of                                  $144,433,409
period
                                                  ================


Property Owned December 31, 1996                                    Accumulated Depreciation December 31, 1996
------------------------------------------------------------------  -------------------------------------------------
Balance at beginning of period                       $145,304,421   Balance at beginning of period        21,269,750
  Additions during                                                    Additions during period:
period:
     Other acquisitions                    13,520                                                          4,806,396
                                                                    Depreciation
                                                                                                       --------------
     Improvements etc.                    162,497                   Balance at close of period           $26,076,146
                                    --------------                                                     ==============
                                                          176,017
  Deductions during
period:
     Cost of real                               0
estate sold
     Reclassification to                        0
intangible assets
                                    --------------
                                                                0
                                                  ----------------
Balance at close of                                  $145,480,438
period
                                                  ================




(1) During the year ended December 31, 1997, Wheeler House recognized an impairment loss on its rental property in the net amount of $160,000 as a result of applying FASB 121,
      Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS V
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1999
            Reports of Independent Auditors

Woodlake Hills

[Letterhead]

[LOGO]
JOHN J. LEHOTAN, C.P.A.
4385 W. Main Street
Brown City,  MI  48416

To The Partners of Woodlake Hills
Limited Partnership
Dearborn, Michigan 48124

Independent Auditor's Report

I have audited the accompanying balance sheet of Woodlake Hills Limited Partnership, a Michigan limited partnership as of December 31, 1998 and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Woodlake Hills Limited Partnership as of December 31, 1998 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/John J. Lehotan
Certified Public Accountant
February 10, 1999

Woodlake Hills

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

Woodlake Hills

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

/s/John J. Lehotan
Certified Public Accountants
February 5, 1997

Strathern Park

[Letterhead]

[LOGO]

NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP
9454  Wilshire Boulevard, Suite 405
Beverly Hills, California  90212-2907

Independent Auditors' Report

The Partners
Strathern Park
Los Angeles, California

We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 1998 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/Nanas, Stern, Biers, Neinstein and Co., LLP
NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP
February 3, 1999

Strathern Park

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

Strathern Park

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

Maiden Choice Limited Partnership

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Maiden Choice Limited Partnership

We have audited the accompanying balance sheet of Maiden Choice Limited Partnership as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Choice Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 6, 1999, on our consideration of Maiden Choice Limited Partnership's internal control and on its compliance with specific requirements applicable to DHCD-assisted programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Baltimore, Maryland           Federal Employer Identification Number:
                                                          52-1088612
Audit Principal: William T. Riley, Jr.
January 6, 1999

Maiden Choice Limited Partnership

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

Maiden Choice Limited Partnership

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

Cedar Lane I, Ltd.

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners                                         Rural Development
Cedar Lane I, Ltd.                                  London, Kentucky


We have audited the accompanying balance sheets of Cedar Lane I, Ltd., (a limited partnership) Case No. 20-063-621358072, as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Lane I, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999 on our consideration of Cedar Lane I, Lts.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


/s/Miller, Mayerm Sullivan & Stevens, LLP
Lexington, Kentucky
February 11, 1999

Cedar Lane I, Ltd

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

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998 on our consideration of Cedar Lane I, Lts.'s internal control structure and compliance with laws and regulations.

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

Silver Creek II, Ltd.

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Silver Creek II, Ltd.


We have audited the accompanying balance sheets of Silver Creek II, Ltd., (a limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Creek II, Ltd. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/Miller, Mayerm Sullivan & Stevens, LLP
Lexington, Kentucky
January 2, 1999

Silver Creek II, Ltd.

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

Tomkins/Rosecliff, Ltd.:

 [Letterhead]

[LOGO]
Deloitte & Touche LLP
Suite 1800
200 South Orange Avenue
Orlando, Florida  32801

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Tomkins/Rosecliff, Ltd.:

We have audited the accompanying balance sheet of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
January 29, 1999

Tomkins/Rosecliff, Ltd.:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
January 24, 1998

Tomkins/Rosecliff, Ltd.:

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

Brookwood L.D.H.A

[Letterhead]

[LOGO]
Follmer, Rudzewicz & Co., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners of:
Brookwood L.D.H.A. Limited Partnership
28388 Franklin Road
Southfield, Michigan 48034

We have audited the accompanying balance sheet of Brookwood L.D.H.A. Limited Partnership (a Michigan limited partnership), MSHDA Development No. 832 as of December 31, 1998 and the related statement of profit and loss, changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brookwood L.D.H.A. Limited Partnership, MSHDA No. 832 as of December 31, 1998, and the results of its operations, the changes in its cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1999 on our consideration of the partnership's internal control structure and on its compliance with laws and regulations.

/s/Follmer, Rudzewicz & Co., P.C.
Follmer,Rudzewicz & Co. P.C.
Certified Public Accountants
Southfield, Michigan
38-1910111

Brookwood L.D.H.A.
[Letterhead]
[LOGO]
Follmer, Rudzewicz & Co., P.C.


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

Brookwood L.D.H.A.

[Letterhead]

[LOGO]
Follmer, Rudzewicz & Co., P.C.


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

/s/Follmer, Rudzewicz & Co., P.C.
Follmer,Rudzewicz & Co. P.C.
Certified Public Accountants
Southfield, Michigan
38-1910111

Burbank Limited Partnership I

[Letterhead]
              Otis, Atwell & Timberlake
         Professional Association

The Partners
Burbank Limited Partnership I

      I have audited the accompanying balance sheet of Burbank Limited Partnership I as of December 31, 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burbank Limited Partnership
I as of December 31, 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership's first mortgage note has matured and has not yet been refinanced, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding this matter are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Otis, Atwell & Timberlake, P.A.
Certified Public Accountants

January 25, 1999
Portland, Maine

Burbank Limited Partnership I

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

/s/Billie J. Burnett
Billie J. Burnett
January 8, 1998

Virginia Housing Development Authority

[Letterhead]

[LOGO]
Wall Einhorn & Chernitzer., P.C.
Certified Public Accountants
First Virginia Bank Tower
555 Main Street
Suite 1500
Post Office Box 3610
Norfolk, Virginia 23514
Alvin A. Wall, CPA                           Telephone (757)625-4700
Martin A. Einhorn, CPA, CVA          Telephone (757)625-0527
Jeffrey S. Chernitzer, CPA

          INDEPENDENT AUDITORS' REPORT

To the Partners           Virginia Housing Development Authority
The Oaks of Dunlop Farms, L. P.                  601 South Belvidere Street
(A Limited Partnership)                                 Richmond, Virginia 23220
Norfolk, Virginia


We have audited the accompanying balance sheets of The Oaks of Dunlop Farms, L.P. (A Limited Partnership), VHDA Project Number 90-0300-C, as of December 31, 1998 and 1997, and the related statements of operations , partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VHDA Project Number 90-0300-C as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
February 1, 1999

Virginia Housing Development Authority

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

/s/Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
January 22, 1998

Timothy House Limited Partnership

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Timothy House Limited Partnership

We have audited the accompanying balance sheet of Timothy House Limited Partnership as of December 31, 1998 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timothy House Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 13, 1999, on our consideration of Timothy House Limited Partnership's internal control structure and on its compliance with requirements applicable to DHCD-assisted programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

 /s/Reznick Fedder & Silverman
Baltimore, Maryland                Federal Employer
January 13, 1999                         Identification Number:
                                                     52-1088612
Audit Principal:  William T. Riley, Jr.

Timothy House Limited Partnership

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

Timothy House Limited Partnership

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

Westover Station Associates, L.P.

[Letterhead]

Wilfore & Wynn
A Professional Corporation
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

The Partners                                      Virginia Housing Development
Westover Station Associates, L.P.                             Authority
(A Limited Partnership)                              601 South Belvidere Street
Newport News, Virginia                               Richmond, Virginia 23220

We have audited the accompanying balance sheets of Westover Station Associates, L.P., VHDA Project Number 90-0303-C, as of December 31, 1998 and 1997 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westover Station Associates, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Wilfore & Wynn
Wilfore & Wynn
Virginia Beach, Virginia
February 3, 1999

4530 Professional Circle  Virginia Beach, Virginia 23455-6498
Telephone (757)456-0111 Fax (757)473-1095

Westover Station Associates, L.P.

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

Christiansted Limited Dividend Housing

[Letterhead]

Kirschner Hutton Perlin, P.C.
Certified Public Accountants

               26913 Northwestern Hwy. Suite 510
               Southfield, Michigan 48034-8444
                Telephone: (248) 356-3880
                Facsimile: (248) 356-3885

Independent Auditors' Report
                  January 23, 1999

Partners
Christiansted Limited Dividend Housing
     Association Limited Partnership


We have audited the accompanying balance sheet of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Kirshner Huton Perlin, P.C.

Christiansted Limited Dividend Housing

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

St. Croix II. Limited Partnership

[Letterhead]

Kirschner Hutton Perlin, P.C.
Certified Public Accountants

               26913 Northwestern Hwy. Suite 510
               Southfield, Michigan 48034-8444
                Telephone: (248) 356-3880
                Facsimile: (248) 356-3885

Independent Auditors' Report
                       January 20, 1999

Partners
St. Croix II. Limited Partnership

We have audited the accompanying balance sheet of St. Croix II, Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix II, Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Kirshner Huton Perlin, P.C.

St. Croix II. Limited Partnership

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

Kensignton Place Townhomes,

Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Kensignton Place Townhomes,
A Limited Partnership:

We have audited the accompanying balance sheets of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 26, 1999

Kensignton Place Townhomes,

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

Cobblestone Place Townhomes,

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Cobblestone Place Townhomes,
A Limited Partnership:


We have audited the accompanying balance sheets of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 26, 1999

Cobblestone Place Townhomes

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

Whispering Trace Apartments

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Whispering Trace Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of Whispering Trace Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Trace Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 26, 1999

Whispering Trace Apartments

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

Huguenot Park Associates, L.P.

[letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Huguenot Park Associates, L.P.

We have audited the accompanying balance sheet of Huguenot Park Associates, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huguenot Park Associates, L.P. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 1999

Huguenot Park Associates, L.P.

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

/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 1998

Westgate Apartments Limited Partnesrhip

[Letterhead]

[LOGO]
EideBailly LLP
Consultants, Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
Westgate Apartments Limited Partnesrhip
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Westgate Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/EideBailly LLP
Fargo, North Dakota
January 22, 1999, except for Note 10,
as to which the date is January 25, 1999

Westgate Apartments Limited Partnesrhip

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

/s/Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

Bixel House

[Letterhead]

              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 90731                     Richard Suarez, Jr., CPA
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Bixel House
Los Angeles, California

      I have audited the accompanying balance sheet of Bixel House as of December 31, 1998, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bixel House at December 31, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
San Pedro, California
February 28, 1999

Bixel House

[Letterhead]

              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 90731                     Richard Suarez, Jr., CPA
              Telephone (310) 832-7887
                 Fax (310) 832-6563

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

Bixel House

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

Harmony Apartments

[Letterhead]
              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 900731                     Richard Suarez
              Telephone (310) 832-7887
                 Fax (310) 832-6563

     Independent Auditor's Report

To The Partners of
Harmony Apartments
Los Angeles, California

      I have audited the accompanying balance sheet of Harmony Apartments as of December 31, 1998, and the related statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Apartments at December 31, 1998, and the results of its operations and cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
San Pedro, California
February 28, 1999

Harmony Apartments

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

Harmony Apartments

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

Schumaker Place Associates, L.P.

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.
121 South Broad Street
Philadelphia, Pennsylvania  19107

INDEPENDENT AUDITORS' REPORT

To the Partners
Schumaker Place Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Schumaker Place Associates, L.P., as of December 31, 1998 and December 31, 1997, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schumaker Place Associates, L.P., as of December 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital (capital deficiency) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Halbert Katz & Co., P.C.
January 29, 1999

Schumaker Place Associates, L.P.

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

Circle Terrace Associates

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Circle Terrace Associates
 Limited Partnership

We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Terrace Associates Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The Housing Assistance Payment contracts covering all 303 units expired on November 30, 1998 and November 30, 1997. It is uncertain whether HUD will renew these contracts under terms that are consistent with the successful operations of the project (see note G).

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 28 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 20, 1999 on our consideration of Circle Terrace Associates Limited Partnership's internal control and on its compliance with specific requirements applicable to Major HUD and DHCD-assisted programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Bethesda, Maryland                Federal Employer
January 20, 1999                         Identification Number:
                                                     52-1088612
Audit Principal:  Lester Kanis

Circle Terrace Associates

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

Circle Terrace Associates

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

Water Oaks

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Water Oaks Apartments, L.P.

We have audited the accompanying balance sheets of Water Oaks Apartments, L.P., RHS Project No. 09-64-581801555 as of December 31, 1998 and 1997 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water Oaks Apartments, L.P., RHS Project No. 09-64-581801555 as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1999, on our consideration of Water Oak Apartments, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

 /s/Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 1999

Water Oaks Apartments

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

 /s/Reznick Fedder & Silverman
Atalnta, Georgia
January 9, 1998

Archer Village

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Archer Village, Ltd.

We have audited the accompanying balance sheets of Archer Village, Ltd., RHS Project No.: 09-001-267869575, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Archer Village, Ltd., RHS Project No.: 09-001-267869575 as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1999, on our consideration of Archer Village, Ltd.'s internal control and its compliance with laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 1999

Archer Village

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

Ocean View Apartments

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Ocean View Apartments, L.P.

We have audited the accompanying balance sheets of Ocean View Apartments, L.P., RHS Project No.: 09-45-581801553, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean View Apartments, L.P., RHS Project No.: 09-45-581801553, as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards we have also issued reports dated January 28, 1999 on our consideration of Ocean View Apartments, L.P.'s internal control structure and on its compliance with laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 9, 1999

Ocean View Apartments

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

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 9, 1998

Yester Oaks

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Yester Oaks, L.P.

We have audited the accompanying balance sheets of Yester Oaks, L.P.,RHS Project
No.:  11-046-0581814319,  as of  December  31,  1998 and 1997,  and the  related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yester Oaks, L.P., RHS Project
No.: 11-046-0581814319 as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages
16 through 17 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1999, on our consideration of Yester Oaks L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 1999

Yester Oaks

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

HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSH

[letterhead]

Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP
Detroit, Michigan

We have audited the accompanying balance sheet of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Haran & Associates Ltd.
Certified Public Accountants
Wilmette, Illinois
Illnois Certificate No. 060-3097692
February 3, 1999

HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP

[letterhead]

Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP
Detroit, Michigan

We have audited the accompanying balance sheet of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Haran & Associates Ltd.
Certified Public Accountants
Wilmette, Illnois
Illnois Certificate No. 060-3097692
January 29, 1998

HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP
[letterhead]

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


/s/Haran & Associates Ltd.
Certified Public Accountants
Wilmette, Illnois
Illnois Certificate No. 060-3097692
January 29, 1997

         FINANCIAL STATEMENTS AND
         INDEPENDENT AUDITORS' REPORT

         CIRCLE TERRACE ASSOCIATES
         LIMITED PARTNERSHIP
         HUD PROJECT NO.: 052-44056-LDP

         DECEMBER 31, 1996

                                            TABLE OF CONTENTS

                            Circle Terrace Associates Limited Partnership
                                    HUD Project No.: 052-44056-LDP

                                                                           PAGE

MORTGAGOR'S CERTIFICATION                                                     4
MANAGING AGENT'S CERTIFICATION                                                5
INDEPENDENT AUDITORS' REPORT                                                  6
FINANCIAL STATEMENTS
BALANCE SHEET                                                                 8
STATEMENT OF PROFIT AND LOSS                                                 10
STATEMENT OF PARTNERS' EQUITY                                                12
STATEMENT OF CASH FLOWS                                                      13
NOTES TO FINANCIAL STATEMENTS                                                15
SUPPLEMENTAL INFORMATION
ACCOUNTS AND NOTES RECEIVABLE                                                26
DELINQUENT TENANT ACCOUNTS RECEIVABLE                                        26
CONTRIBUTIONS DUE                                                            26
MORTGAGE ESCROW DEPOSITS                                                     26
TENANT SECURITY DEPOSITS                                                     27
RESERVE FOR REPLACEMENTS                                                     27
RESIDUAL RECEIPTS                                                            27
PAINTING RESERVE                                                             27
ACCOUNTS PAYABLE                                                             28
ACCRUED TAXES                                                                28
LETTERS OF CREDIT                                                            28
LOANS AND NOTES PAYABLE                                                      28
MORTGAGES PAYABLE                                                            29

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP

MORTGAGES PAYABLE FROM SURPLUS CASH                                          29
COMPENSATION OF PARTNERS                                                     29
UNAUTHORIZED DISTRIBUTIONS OF
   PROJECT INCOME TO PARTNERS                                                29
IDENTITY OF INTEREST COMPANIES AND ACTIVITIES                                30
NON-REVENUE PRODUCING UNITS                                                  30
DECLARATION OF OWNERSHIP - UNAUDITED                                         30
COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
  RESIDUAL RECEIPTS                                                          31
COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL
  RECEIPTS AS OF JUNE 30, 1996 - UNAUDITED                                   32
SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS                                  33
CHANGES IN FIXED ASSET ACCOUNTS                                              34
COMPARISON OF BUDGET TO ACTUAL INCOME AND EXPENSES                           35
MONTHLY INCOME AND EXPENSE STATEMENT - CASH BASIS                            38
INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL
  STRUCTURE                                                                  41
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
  SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD AND
  CDA PROGRAMS                                                               43
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
  REQUIREMENTS APPLICABLE TO AFFIRMATIVE FAIR HOUSING                        45
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH LAWS AND
   REGULATIONS APPLICABLE TO THE FINANCIAL STATEMENTS                        46
SCHEDULE OF FINDINGS AND QUESTIONED COSTS                                    48
ANNUAL AUDIT QUESTIONNAIRE                                                   49

                                                December 31, 1996

                                 Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP






         MORTGAGOR'S CERTIFICATION

I hereby certify that I have examined the accompanying financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same is complete and accurate.




GENERAL PARTNER


/s/ Judith Siegel    2/24/97
---------------------------------------
    Judith Siegel     Date


Partnership Employer
  Identification Number:
  05-0461953

         MANAGING AGENT'S CERTIFICATION

I hereby certify that I have examined the accompanying financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same is complete and accurate.




MANAGING AGENT

Rental Housing Management
  Partnership



---------------------------------------
 Eric Richelson   Date


David Staley      Managing Agent Employer
Property Manager    Identification Number:
  13-3580730

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Terrace Associates Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 through 40 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 18, 1997 on our consideration of Circle Terrace Associates Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD and CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland                   Federal Employer
January 18, 1997                     Identification Number:  52-1088612



Audit Principal:  Lester A. Kanis

                                  Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP




                                                   BALANCE SHEET

                                                 DECEMBER 31, 1996

                                                      ASSETS



CURRENT ASSETS

1110  Petty cash                                               $          1,400
1120 Cash in bank                                                       280,303
1121 Cash - partnership                                                 109,693
1130 Tenant accounts receivable                                          37,113
1131 Accounts receivable - HUD                                           10,645
1133 Due from affiliates                                                    600
1240 Prepaid property insurance                                          64,979
                                                              -----------------

         Total current assets                                           504,733

DEPOSITS HELD IN TRUST - FUNDED
1191 Tenant security deposits                                            38,026

RESTRICITED DEPOSITS AND FUNDED RESERVES
1310 Mortgage escrow deposits                                    $      111,692
1320 Reserve for replacements                                           390,217
1330 Painting reserve                                                    81,496
                                                                ---------------
                                                                        583,405
RENTAL PROPERTY
1410 Land                                                             1,104,269
1420 Buildings and improvements                                      15,214,660
1440 Building equipment - fixed                                          34,325
1440 Building equipment - portable                                       18,164
1460 Furnishings                                                          8,378
                                                                 --------------
                                                                     16,379,796
1495 Less accumulated depreciation                                    2,369,146
                                                                    -----------

                                                                     14,010,650
OTHER ASSETS
1901 Mortgage costs, less accumulated
         amortization of $71,187                                        235,733
                                                                     -----------
                                                                $    15,372,547
                                                                     ===========

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP


                                              BALANCE SHEET-Continued

                                                 DECEMBER 31, 1996

                                         LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
2110 Accounts payable                                             $      32,827
2130 Accrued interest payable                                            34,889
2150 Accrued P.I.L.O.T.                                                  32,813
2190 Accrued management fees                                             22,482
2350 Developer fee payable                                               34,554
2210 Rent deferred credits                                                1,793
2320 Current maturities of long term debt                               260,332
                                                                        -------

Total Current Liabilities                                               419,690

DEPOSITS LIABILITIES
2191 Tenant security deposits (contra)                                   29,470

LONG TERM LIABILITIES
2320 Long term debt, net of current maturities                      $ 9,702,438
2335 Accrued interest                                                    81,029
                                                                  -------------

                                                                      9,783,467
CONTINGENCY                                                                   -
3130 PARTNERS' EQUITY                                                 5,139,920
                                                                     ----------
                                                                  $  15,372,547
                                                                     ==========







See notes to financial statements

                                 Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP

                                           STATEMENT OF PROFIT AND LOSS

                                                 DECEMBER 31, 1996



RENTAL INCOME

5120 Apartments or member carrying charges (Coops)                              $     264,754
5121 Tenant assistance payments                                                     2,032,314
5190  Miscellaneous HAP Contract Billing Adjustment                                   192,753
                                                                                      -------


     Total rent revenue potential at 100% occupancy                                                $2,489,821

VACANCIES
5200 Apartments                                                                       (32,041)
                                                                                --------------

     Total vacancies                                                                                  (32,041)

     Net rental revenue                                                                             2,457,780

FINANCIAL REVENUE
5410 Interest Income -project operations                                               25,403
5440 Income from investments - reserve for replacement                                  2,148
5490 Income from investments - miscellaneous                                            1,254
                                                                                        -----

     Total financial revenue                                                                           28,805

OTHER REVENUE
5910 Laundry and vending                                                               12,031
5920 NSF and late charges                                                               3,488
                                                                                        -----

     Total other revenue                                                               15,519
                                                                                                    ---------
     Total revenue                                                                                  2,502,104
                                                                                                    ---------


                               Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP

                                     STATEMENT OF PROFIT AND LOSS (continued)

                                                 DECEMBER 31, 1996



ADMINISTRATIVE EXPENSES

6210 Advertising and marketing                                                            7,875
6250 Other renting expenses                                                               3,404
6310 Office salaries                                                                     88,713
6311 Office Supplies                                                                     41,395
6320 Management fee                                                                     130,164
6331 Manager or superintendent rent free unit                                             7,868
6340 Legal expenses - project                                                             8,991
6350 Auditing expenses - project                                                          9,946
6351 Bookkeeping fees/accounting services                                                16,368
6360 Telephone and answering services                                                    11,654
6370 Bad debts                                                                            1,538
6390 Miscellaneous administrative expenses                                               22,905
                                                                                         ------

Total administrative expenses                                                                      350,821

UTILITIES EXPENSE
6450 Electricity                                                                         46,261
6451 Water                                                                               19,300
6452 Gas                                                                                110,539

Total utilities expense                                                                            176,100


OPERATING AND MAINTENANCE EXPENSES
6515 Janitor and cleaning supplies                                                       13,469
6517 Janitor and cleaning contract                                                        3,510
6519 Exterminating payroll / contract                                                     2,362
6520 Exterminating supplies                                                                 553
6525 Garbage and trash removal                                                           40,836
6530 Security payroll/contract                                                          145,421
6536 Grounds supplies                                                                     1,011
6537 Grounds contract                                                                    29,930
6540 Repairs payroll                                                                    111,325
6541 Repairs material                                                                    95,128
6542 Repairs contract                                                                     8,567


                              Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP

                               STATEMENT OF PROFIT AND LOSS (continued)

                                                 DECEMBER 31, 1996

6546 Heating/cooling repairs and maintenance                                              9,313
6548 Snow removal                                                                         2,801
6560 Decorating payroll contract                                                         11,945
6561 Decorating supplies                                                                  8,117
6570 Other                                                                                4,042
6590 Miscellaneous operating and maintenance expenses                                       698
                                                                                    -----------

Total operating and maintenance expenses                                                                489,028
TAXES AND INSURANCE
6710 Real estate taxes                                                                  110,225
6711 Payroll taxes (FICA)                                                                35,444
6719 Miscellaneous taxes, licenses and permits                                              441
6720 Property and liability insurance (Hazard)                                           92,000
6721 Fidelity bond insurance                                                                934
6722 Workmen's compensation                                                              14,378
6723 Heath insurance and other employee benefits                                         29,051
                                                                                         ------

Total taxes and insurance                                                                                282,473

FINANCIAL EXPENSES
6820 Interest on mortgage payable                                                       456,888
6840 Interest on notes payable - short-term                                                 411
6850 Mortgage insurance premium/service charge                                           47,116
                                                                                         ------

Total financial expenses                                                                                 504,415

DEPRECIATION AND AMORTIZATION
Total cost of operations before depreciation                                                           1,802,837
Profit (Loss) before depreciation                                                                        699,267
Depreciation and amortization                                                                            578,028
Operating Profit or (Loss)                                                                               121,239

CORPORATE OR MORTGAGOR ENTITY EXPENSES
7190 Other (revenue)/expenses                                                              (910)
Total corporate expenses                                                                                    (910)
                                                                                                            ----

Net Profit                                                                                               122,149
See notes to financial statements                                                                        =======

                               Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP

                                         STATEMENT OF PARTNER'S EQUITY

                                                 DECEMBER 31, 1996



                                   Special        Investor
                     General       Limited        Limited
                     Partner       Partner        Partner        Total


Partners' equity,
    Beginning      $405,549              -       $4,802,276   $5,207,825

Distributions      (190,054)             -                -     (190,054)

Net Profit            2,211              -          119,938      122,149
                  ---------   -------------       ---------  -----------

Partners' equity,
End               $ 217,706              -      $ 4,922,214  $ 5,139,920
                  ---------                     -----------  -----------




See notes to financial statements

                              Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP

                                              Statement OF CASH FLOWS

                                                 DECEMBER 31, 1996


Cash flows from operating activities
Rental income received                                           $    2,462,268
HAP contract billing adjustment                                        (391,217)
Interest received                                                        28,805
Other income received                                                    15,519
Administrative expenses paid                                           (116,065)
Management fees paid                                                   (130,164)
Utilities paid                                                         (176,100)
Salaries and wages paid                                                (359,766)
Operating and maintenance paid                                         (217,944)
Real estate taxes paid                                                 (127,407)
Payroll taxes paid                                                      (35,444)
Property insurance paid                                                 (89,115)
Other taxes and insurance paid                                          (29,492)
Interest paid on mortgage                                              (459,610)
Mortgage insurance premium paid                                         (47,116)
Increase in mortgage escrow deposits                                     (3,819)
Mortgagor entity income received, net                                       910
Net tenant security deposits received                                         1
                                                                 --------------

Net cash provided by operating activities                               324,244
                                                                 --------------

Cash flows from investing activities
Deposits to reserve for placement                                       (86,687)
Deposits to painting reserve                                            (41,249)
Investment in rental property                                           (34,554)
                                                                  -------------
Net cash used in investing activities                                  (162,490)
                                                                  -------------

Cash flow from financing activities
Mortgage principal payments                                            (242,054)
Payments on note payable                                                 (3,434)
Distributions to partners                                              (190,054)
                                                               ----------------

Net cash used in financing activities                                  (435,542)




NET DECREASE IN CASH                                                   (273,788)

Cash, beginning                                                         665,184

Cash, end                                                       $       391,396
                                                                ===============

See notes to financial statements

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP


                                        STATEMENT OF CASH FLOWS (CONTINUED)

                                                 DECEMBER 31, 1996


Reconciliation of net profit to net cash
provided by operating activities
Net Profit                                                            $ 122,149
Adjustments to reconcile net profit to net cash
provided by operating activities
Depreciation                                                            560,357
Amortization                                                             17,671
Mortgagor entity income, net                                               (910)
Mortgagor entity income received, net                                       910
Changes in asset and liability accounts
(Increase) decrease in assets
Tenant accounts receivable                                              (29,612)
Accounts receivable H.U.D.                                               43,462
Prepaid property insurance                                               18,197
Tenant security deposits - net                                                1
Mortgage escrow accounts                                                 (3,819)
Increase (decrease) in liabilities
Accounts payable                                                          5,138
Accrued payable - other                                                   1,366
Accrued interest payable                                                 (2,311)
Accrued P.I.L.O.T.                                                      (17,182)
Rent deferred credits                                                        44
HAP contract billing adjustment                                        (391,217)
                                                                 --------------

Net cash provided by (used in) operating activities                   $ 324,244
                                                                      ---------


See notes to financial statements

Circle Terrace Associates Limited Partnership
HUD Project No.: 052-44056-LDP
Notes to Financial Statements
December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Circle Terrace Associates Limited Partnership was organized under the laws of the State of Maryland on March 28, 1990, for the purpose of acquiring and operating a rental housing project under Section 236 of the National Housing Act. The project consists of 303 units located in Lansdowne, Maryland, and is currently operating under the name of Circle Terrace Apartments. The property is managed by an affiliate of the general partner based on a fee of $35.80 per unit per month.

Cash distributions are limited by agreements between the partnership and the United States Department of Housing and Urban Development (HUD) to an annual amount of $30,340 per year to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

Each building of the project has qualified and been allocated low-income housing credits pursuant to Internal Revenue Code Section 42 ("Section 42") which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of these regulations during each of 15 consecutive years in order to remain qualified to receive the credits. In addition, Circle Terrace Associates Limited Partnership has executed an Extended Low-income Housing Agreement/Land Deed Restriction/Extended Use Commitment which requires the utilization of the project pursuant to Section 42 for a minimum of 30 years, even after the disposition of the project by the partnership.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

December 31, 1996
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Rental Property

Rental property is recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method over a 27.5-year life. Personal property is recorded at cost and is depreciated over its estimated service life of 5-7 years using accelerated methods. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of profit and loss.

Amortization

Mortgage costs are amortized over the term of the respective loan using the effective interest method.

Provision for Doubtful Accounts

The  partnership   considers  accounts   receivable  to  be  fully  collectible;
accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations upon such determination.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Rental Income

Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and tenants of the property are operating leases.

Notes to Financial Statements - continued
December 31, 1996
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments

Investments in U.S. Treasury bills are carried at amortized cost, which approximates fair market value, and are classified as held to maturity. Such investments are included in the reserve for replacements in the accompanying balance sheet.

NOTE B - PARTNERS' CAPITAL CONTRIBUTIONS

The partnership has one general partner - Cooperative Associates Limited Partnership and two limited partners - SLP, Inc. (the special limited partner) and Boston Financial Qualified Housing Tax Credits L.P. V, a Limited Partnership (the investor limited partner). The general partner has made capital contributions of $413,562. SLP, Inc. is required to make a capital contribution of $10. The investor limited partner has made capital contributions totaling $5,615,234.

NOTE C - LONG-TERM DEBT

First Mortgage

The partnership is obligated under the terms of a mortgage note which is insured by the Federal Housing Administration (FHA) and bears interest at the rate of 7%, less a varying interest subsidy in the current amount of $17,879 per month. Monthly payments of principal and interest in the reduced amount of $10,564 are due through maturity in February 2017. The total interest subsidy of $213,447 is reflected as a reduction of interest expense. Principal and accrued interest due at December 31, 1996 are $3,682,653 and $3,730, respectively.

Under agreements with the mortgage lender and FHA, the partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

The liability of the partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

Circle Terrace Associates Limited Partnership
HUD Project No.: 052-44056-LDP
Notes to Financial Statements - (continued)
December 31, 1996

NOTE C - LONG-TERM DEBT (Continued)

Second Mortgage

The partnership is obligated under the terms of a mortgage note in the original amount of $4,000,000, which is insured by the Maryland Housing Fund (MHF) payable to Crestar of Richmond Virginia, Inc. The note bears interest at the rate of 8%. Monthly payments of principal and interest in the amount of $34,576 are due through maturity in December 2011. Principal and accrued interest due at December 31, 1996 are $3,614,775 and $24,099, respectively.

The liability of the partnership under the terms of the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

Third Mortgage

The partnership is obligated under the terms of a mortgage note in the original amount of $2,227,330 payable to the Department of Housing and Community Development of the State of Maryland (CDA). The note bears interest at 4.5%. Monthly payments of principal and interest of $11,373 are due through July 1, 2023. Principal and accrued interest due at December 31, 1996 are $2,113,786 and $7,060, respectively.

The liability of the partnership under the terms of the mortgage is limited to the underlying value of the real estate collateral.

Promissory Note

The partnership is obligated under the terms of an unsecured promissory note payable to Baltimore County, Maryland. Interest accrues at the rate of 4%. Annual interest payments commenced January 1, 1996. Annual payments of principal will be due commencing January 1, 2000 and will extend for 30 years through maturity on December 31, 2030. Payments may be made only to the extent of surplus cash as defined by HUD. Principal and accrued interest due at December 31, 1996 are $550,000 and $81,029, respectively.

Note Payable

The partnership is obligated under the terms of a note payable for the purchase of a truck. The note bears interest at 11.9% and requires monthly payments of principal and interest of $320 through maturity in May 1997.
The principal due at December 31, 1996 is $1,556.

Circle Terrace Associates Limited Partnership
HUD Project No.: 052-44056-LDP
Notes to Financial Statements - (continued)
December 31, 1996

NOTE C - LONG-TERM DEBT (Continued)

Note Payable (Continued)

Management believes it is not practicable to estimate the fair value of the partnership's mortgages and promissory note because programs with similar characteristics are not currently available to the partnership. The carrying amount of the note payable for the purchase of the truck approximates fair value.

Aggregate annual maturities of long-term debt for each of the next five years are as follows:

--------------------------------------------- -- ----------------
December 31, 1997                             $  260,332
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
1998                                             277,639
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
1999                                             298,056
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
2000                                             320,024
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
2001                                             343,653
--------------------------------------------- -- ----------------

NOTE D - RELATED PARTY TRANSACTIONS

Working Capital Advances

The general partner is obligated to make working capital advances to the partnership as needed, up to an aggregate of $100,000. Such advances are noninterest bearing and can be repaid out of available net cash flow as defined in the partnership agreement. No such advances were required as of December 31, 1996.

In the event cash flow does not provide sufficient funds to pay the investor limited partner its minimum distribution, such amount required will be advanced by the general partner and will be considered a project expense loan.

Circle Terrace Associates Limited Partnership
HUD Project No.: 052-44056-LDP
Notes to Financial Statements - (continued)
December 31, 1996

Note D - Related Party Transactions (continued)

Management Agreement

The property is managed by an affiliate of the general partner. The management fee is based on a charge of $35.80 per unit per month. The management agent also receives fees of $4.50 per unit per month for accounting services provided to the partnership. Management and accounting fees charged to operations during 1996 were $130,164 and $16,368, respectively, of which $22,482 of management fee is payable at December 31, 1996.

Insurance

The sole shareholder of an affiliate of the general partner provided debt financing for the capitalization of LaMere Associates, Inc. (LaMere). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with the following insurance coverage provided to the partnership: property and liability, fidelity bond and auto. In connection with such insurance coverage, the partnership incurred $107,312 in premiums for the year ended December 31, 1996.

Development Fee

Based on final costs of the project and HUD and CDA's approval, an additional development fee was incurred by the partnership for services rendered by the general partner in a prior year. The balance payable of such fee as of December 31, 1996 is $34,554 and is payable from partnership cash.

Due from Affiliates

The partnership had advanced $1,570 out of development cash on behalf of two affiliates of the general partner. Such advances are noninterest bearing and due on demand. As of December 31, 1996, $600 is due on the advances.

Circle Terrace Associates Limited Partnership
HUD Project No.: 052-44056-LDP
Notes to Financial Statements - (continued)
December 31, 1996

NOTE E - CONTRACT WITH BALTIMORE COUNTY (IN LIEU OF TAXES)

Computer Services

In accordance with HUD Regulations 4381.5 Rev-2, Paragraph 6.38, the partnership uses the services of a computer consultant company to provide the following services: purchase and install personal computers and the related equipment and software for the project's rental office; provide training and technical support, and consult on software upgrades. Dynamic Information Services, Inc.
(DIS), which is owned by a relative of an officer of the management company, is a licensed representative of Project Data Systems, Inc., a nationally known provider of computer system software for the subsidized housing industry. DIS derives 40% of its consulting service revenues from third-party clients not affiliated with the management company. In 1996, the partnership paid DIS $2,174 for equipment and software, representing actual cost, and $1,697 for technical support and training services based on billable hours.

The partnership has entered into an agreement with Baltimore County, Maryland, whereby the partnership is to pay the County $162.50 per apartment unit per year (the minimum payment) in lieu of real estate taxes. To the extent there is net cash flow, as defined in the agreement, such amount is to be applied toward additional payments. The minimum payment has been increased 10% annually. The amount incurred during 1996 under the terms of this agreement was $53,025 of which $32,813 is unpaid at December 31, 1996. This amount is included with other city and county real estate taxes in the statement of profit and loss.

NOTE F - HOUSING ASSISTANCE PAYMENT (HAP) CONTRACT AGREEMENTS

HUD has contracted with the partnership under the United States Housing Act of 1937 to make housing assistance payments to the partnership on behalf of qualified tenants. The terms of the contract covering 142 units expires on November 30, 1998 and the contract covering 161 units expires on November 30, 1997. The contracts do not have renewal options.

Circle Terrace Associates Limited Partnership
HUD Project No.: 052-44056-LDP
Notes to Financial Statements - (continued)
December 31, 1996

NOTE G - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

All profits and losses are allocated 1% to the general partner and 99% to the investor limited partner.

Cash flow, as defined in the partnership agreement, is to be distributed as follows:

1. 99% to the investor limited partner and 1% to the general partner until the investor limited partner has received distributions, in the aggregate, equal to the cumulative priority distribution.

2. To the repayment of any project expense loans.

3. To the general partner until it has received cumulatively an amount equal to the cumulative amount paid to the investor limited partner as defined above.

4.       50% to the general partner and 50% to the investor limited partner.

Gain, if any, from a sale, exchange or other disposition is allocable as follows:

1. To all partners having negative balances in their capital accounts prior to the distribution of any sale or refinancing proceeds, an amount of such gain to increase their negative balance to zero.

2. To each partner until the positive capital account balance is equal to the amount of cash available for distribution as a result of the transaction, as defined in the partnership agreement.

Loss from a sale is allocable as follows:

1. To the partners in proportion to their positive capital account balances. In the event the loss is less than the sum of the positive capital accounts, the loss is to be allocated such that the resulting capital account balance is as near as possible to the amount of cash to be distributed as a result of the transaction.

2.       1% to the general partner and 99% to the investor limited partner.

Circle Terrace Associates Limited Partnership
HUD Project No.: 052-44056-LDP
Notes to Financial Statements - (continued)
December 31, 1996

NOTE H - TAXABLE LOSS

A reconciliation of the financial statement net profit to the income tax net loss of the partnership for the year ended December 31, 1996 is as follows:

         ----------------------------------------------------------------------
         Financial statement net profit                              $  122,149
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Reduction in rents received in advance, net                   (391,219)
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Excess depreciation for income tax purposes                     (6,393)
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Income net tax loss                                       $  (275,463)
         ----------------------------------------------------------------------

NOTE I - INVESTMENT IN REAL ESTATE

A reconciliation of the basis of the investment in real estate for financial reporting purposes to that for income tax purposes as of December 31, 1996 is as follows:

         ----------------------------------------------------------------------
         Investment in real estate for financial reporting        $  14,010,650
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Excess accumulated depreciation for income tax purposes        (45,094)
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Interest expense portion of subsidy capitalized for
         income tax purposes                                            177,337
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Investment in real estate for income tax purposes        $  14,142,893
         ----------------------------------------------------------------------

NOTE J - CONCENTRATION OF CREDIT RISK

The partnership maintains its cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 by the banks. As of December 31, 1996, the uninsured portion of the cash balances held at one bank was $172,788.

NOTE K - CONTINGENCY

The partnership has two HAP contracts which provide rental assistance for 303 units. One of the contracts covering 161 units is due to expire on November 30, 1997. No extension to this contract has been granted by HUD as of January 18, 1997. Payments received under this contract represent a significant portion of the partnership's revenue. Management's plan is to apply for an extension with HUD during 1997 to obtain an additional term for the HAP contract.

Circle Terrace Associates Limited Partnership
HUD Project No.: 052-44056-LDP
Notes to Financial Statements - (continued)
December 31, 1996

NOTE K - CONTINGENCY (Continued)

The partnership's low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility and/or unit gross rent, or to correct noncompliance within a specified time period, could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the capital contributed by the investor limited partner.

                                  Circle Terrace Associates Limited Partnership
                                           HUD Project No.: 052-44056-LDP

                                              SUPPLEMENTAL INFORMATION

                                           SUPPORTING DATA REQUIRED BY HUD

                                                  December 31, 1996








ACCOUNTS AND NOTES RECEIVABLE (OTHER THAN FROM REGULAR TENANTS)


     --------------------------------------------------------------------------------------------------------------

     Name of borrower            Original       Interest       Terms           Original amount    Balance due
                                 date           rate
     -------------------------------------------------------   ----------------------------------------------------
     -------------------------------------------------------   ----------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     General partner             1993           N/A            Demand       $  1,570           $  600
     affiliates
     --------------------------------------------------------------------------------------------------------------

DELINQUENT TENANT ACCOUNTS RECEIVABLE


     ---------------------------------------------------------------------------------------------------------------
                                                                                  Number of        Amount
                                                                                  tenants          past due
                                                                                  ----------------------------------
                                                                                  ----------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 30 days                                                           51            $  6,080
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 31-60 days                                                        36               1,761
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 61-90 days                                                        28               7,731
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent over 90 days                                                      46               21,541
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
                                                                                  161           $  37,113
     ---------------------------------------------------------------------------------------------------------------

CONTRIBUTIONS DUE

     ---------------------------------------------------------------------------------------------------------------
     SLP, Inc.                                                                                  $  10
     ---------------------------------------------------------------------------------------------------------------

MORTGAGE ESCROW DEPOSITS

     ---------------------------------------------------------------------------------------------------------------
     Estimated amount required as of December 31, 1996, for future payment of:


     City, state and county taxes (P.I.L.O.T)                                                   $  35,367
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Property insurance                                                                            40,434
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Mortgage insurance                                                                            22,568
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
                                                                                                   98,369
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Amount on deposit in excess of estimated requirements                                         13,323
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Total confirmed by mortgagee                                                               $  111,692
     ---------------------------------------------------------------------------------------------------------------


                                 Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP


                                       SUPPLEMENTAL INFORMATION - CONTINUED

                                         SUPPORTING DATA REQUIRED BY HUD

                                                December 31, 1996



TENANT SECURITY DEPOSITS

Tenant security deposits are held in a separate bank account in the name of the project.

RESERVE FOR REPLACEMENTS

In accordance with the provisions of the regulatory agreement, restricted cash is held by Mellon Mortgage Company to be used for replacement of property with the approval of HUD as follows:

     ---------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1995                                                               $  303,529
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Monthly deposits
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     $7,045 x 12                                                                                   84,540
     ----------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------
     Interest earned                                                                               2,148
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------                 ---
     --------------------------------------------------------------------------                 ---
     Balance at December 31, 1996                                                               $  390,217
     confirmed by mortgagee
     --------------------------------------------------------------------------                 --------------------


RESIDUAL RECEIPTS

NONE

PAINTING RESERVE

The partnership has established a reserve for painting of the property. The restricted cash is held by the partnership.

     ---------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1995                                                               $  40,246
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Monthly deposits
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     $3,333 x 12                                                                                   39,996
     ----------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------
     Interest earned                                                                               1,254
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------                 ---
     --------------------------------------------------------------------------                 ---
     Balance at December 31, 1996                                                               $  81,496
     --------------------------------------------------------------------------                 --------------------


                                 Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP


                                       SUPPLEMENTAL INFORMATION - CONTINUED

                                         SUPPORTING DATA REQUIRED BY HUD

                                                December 31, 1996

ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)

         NONE

ACCRUED TAXES

     --------------------------------------------------------------------------------------------------------------
     Description of tax                Basis for accrual     Period covered    Date due           Amount accrued
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Baltimore County, Maryland        P.I.L.O.T.            1996              12/31/96        $  32,813
     P.I.L.O.T.
     --------------------------------------------------------------------------------------------------------------


LETTERS OF CREDIT

NONE

LOANS AND NOTES PAYABLE (OTHER THAN THE INSURED MORTGAGE)


     -----------------------------------------------------------------------------------------------------------------------

     Creditor           Interest     Collateral        Date incurred   Terms        Original amount     Balance due
                        rate
     --------------------------------------------------------------------------------   -----------------   ----------------
     --------------------------------------------------------------------------------   -----------------   ----------------

     -----------------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------------
     GMAC               11.9%        Truck             7/92            5 yr          $  14,437           $  1,556
     -----------------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------------
     Crestar of         8%           Second trust      12/91           20 yr         $  4,000,000        $  3,614,775
     Richmond,
     Virginia, Inc.
     -----------------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------
     State of           4.5%         Third trust       12/91           20 yr         $  2,227,330        $  2,113,786
     Maryland CDA
     -----------------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------
     Baltimore          4.0%         Unsecured         11/90           40 yr         $  550,000          $  550,000
     County, Maryland
     -----------------------------------------------------------------------------------------------------------------------

                                 Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP


                                       SUPPLEMENTAL INFORMATION - CONTINUED

                                         SUPPORTING DATA REQUIRED BY HUD

                                                December 31, 1996

MORTGAGES PAYABLE

    ---------------------------------------------------------------------------
    Creditor                                           Address of creditor
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    HUD                                                Washington, D.C.
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Crestar of Richmond, Virginia, Inc.                Richmond, Virginia
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Department of Housing and Community                Crownsville, Maryland
    Development of the State of Maryland
    ---------------------------------------------------------------------------


    Servicer                                           Address of servicer

    Mellon Mortgage Company                            Cleveland, Ohio

    Crestar of Richmond, Virginia, Inc.                Richmond, Virginia

    Bogman, Inc.                                       Bethesda, Maryland


MORTGAGES PAYABLE FROM SURPLUS CASH

NONE

COMPENSATION OF PARTNERS


         NONE


UNAUTHORIZED DISTRIBUTIONS OF PROJECT INCOME TO PARTNERS


         NONE

                                Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP


                                       SUPPLEMENTAL INFORMATION - CONTINUED

                                         SUPPORTING DATA REQUIRED BY HUD

                                                December 31, 1996


IDENTITY OF INTEREST COMPANIES AND ACTIVITIES

     --------------------------------------------------------------------------------------------------------------
     Company name                   Services rendered                          Amount paid         Amount payable
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Rental Housing Management                                              $  130,164          $  22,482
     Partnership
                                    Property management
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Rental Housing Management                                              $  16,368           $  -
     Partnership
                                    Accounting fees
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     LaMere Associates, Inc.                                                $  107,312          $  -
                                    Insurance coverage
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Dynamic Information            Equipment, software, technical support  $  3,871            $  -
     Services, Inc.                 and training services
     --------------------------------------------------------------------------------------------------------------

NON-REVENUE PRODUCING UNITS

     ------------------------------------------------------------------------------------------------------------
     Name of occupant                                      Connection with project
     ------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------
     Willfred Chatterton                                   Assistant Supervisor
     ------------------------------------------------------------------------------------------------------------

DECLARATION OF OWNERSHIP - UNAUDITED

    ----------------------------------------------------------------------------------------------------------------
    Type of partner                   Name of partner                          Capital            Ownership
                                                                               contributed        percentage
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    General Partner                   Cooperative Associates Limited        $  1                  1%
                                      Partnership
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Special Limited Partner           SLP, Inc.                             $  0                      0%
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Limited Partner                   Boston Financial Qualified Housing    $  5,615,234       $  99%
                                      Partnership
    ----------------------------------------------------------------------------------------------------------------

                                 Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP


                                       SUPPLEMENTAL INFORMATION - CONTINUED

                                         SUPPORTING DATA REQUIRED BY HUD

                                                December 31, 1996


SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS

     ---------------------------------------------------------------------------------------------------------------
     Funds held by mortgagor, operating accounts
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     1.       Citibank N.A., checking                                                           $  8,043
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     2.       Citibank N.A., money market 2.5%                                                     38,175
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     3.       Bank of New York, money market, 2.6%                                                 22,968
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     4.       Chase Manhattan Bank, money market, 2.6%                                             1,200
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     5.       NationsBank, checking                                                                3,737
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     6.       Chemical Bank, money market, 2.75%                                                   43,085
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     7.       Fleet Bank, nominee checking                                                         163,095
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Total                                                                                         280,303
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Funds held by mortgagor,  development account
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     1.       Fleet Bank, checking 4.6%                                                            109,693
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Funds held by mortgagor, in trust - tenant security deposits
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     1.       Citibank N.A., checking, 1.00%                                                       38,026
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Funds held by mortgagor, in trust - painting reserve
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     1.       Nat West Savings Bank, savings, 2.75%                                                81,496
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Total funds held by mortgagor                                                                 509,518
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Funds held by mortgagee, (in trust)
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     1.       Tax and insurance escrow, Chemical Mortgage Company                                  66,188
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     2.       Reserve for replacements, Chemical Mortgage Company
     Money market account 3.67%                                                                    390,217
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     3.       MIP reserve, Crestar of Richmond, Virginia, Inc.                                     45,504
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Total funds held by mortgagee                                                                 501,909
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Total funds in financial institutions                                                      $  1,011,427
     ---------------------------------------------------------------------------------------------------------------

The amounts above have been confirmed Fleet Bank on January 5, 1997. Crestar of Richmond, Virginia, Inc. on January 5, 1997
Mellon Mortgage Company on January 15, 1997

all cash accounts held by mortgagor have been agreed to December 1996 bank statement.

INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL STRUCTURE

To the Partners
Circle Terrace Associates Limited Partnership

We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated January 18, 1997. We have also audited Circle Terrace Associates Limited Partnership's compliance with requirements applicable to major HUD-assisted and CDA programs and have issued our report thereon dated January 18, 1997.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States; the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993; and the Maryland Department of Housing and Community Development, Community Development Audit Guide dated October 1996. Those standards and the two guides require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Circle Terrace Associates Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted and CDA program.

The management of the partnership is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted and CDA programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

In planning and performing our audits of the partnership for the year ended December 31, 1996, we obtained an understanding of the design of the relevant internal control structure policies and procedures and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the partnership's financial statements and on its compliance with specific requirements applicable to major HUD-assisted and CDA programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide an opinion on the internal control structure.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements that are applicable to the partnership's HUD-assisted and CDA programs. Our procedures were less in scope than would be necessary to render an opinion on these internal control structure policies and procedures. Accordingly, we do not express such an opinion.

Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by The American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors, irregularities or instances of noncompliance with laws and regulations in amounts that would be material in relation to the financial statements being audited or a HUD-assisted and CDA program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operation that we consider to be material weaknesses as defined above.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development and the Maryland Department of Housing and Community Development Administration. However, this report is a matter of public record and its distribution is not limited.




/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 18, 1997

         INDEPENDENT AUDITORS' REPORT ON
         COMPLIANCE WITH SPECIFIC REQUIREMENTS
         APPLICABLE TO MAJOR HUD AND CDA PROGRAMS



To the Partners
Circle Terrace Associates Limited Partnership

We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated January 18, 1997.

We have also audited Circle Terrace Associates Limited Partnership's compliance with the specific program requirements governing federal financial reports; mortgage status; replacement reserve; residual receipts; security deposits; cash receipts and disbursements; distributions to owners; tenant application, eligibility, and recertification; and management functions that are applicable to its major HUD-assisted and CDA programs for the year ended December 31, 1996. The management of Circle Terrace Associates Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit of compliance with specific program requirements in accordance with generally accepted auditing standards, Government Auditing
Standards, issued by the Comptroller General of the United States; the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993; and the Maryland Department of Housing and Community Development, Community Development Audit Guide dated October 1996. Those standards and the two guides require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Circle Terrace Associates Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit procedures disclosed an immaterial instance of noncompliance with the requirements referred to above, which is described in the accompanying Schedule of Findings and Questioned Costs. We considered this instance of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

In our opinion, Circle Terrace Associates Limited Partnership complied, in all material respects, with the specific program requirements that are applicable to its major HUD-assisted and CDA programs for the year ended December 31, 1996.

This report is intended for the information of the audit committee, management, the Department of Housing and Urban Development and the Maryland Department of Housing and Community Development Administration. However, this report is a matter of public record and its distribution is not limited.




/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 18, 1997

         INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
         WITH SPECIFIC REQUIREMENTS APPLICABLE TO
         AFFIRMATIVE FAIR HOUSING

To the Partners
Circle Terrace Associates Limited Partnership

We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated January 18, 1997. We have also audited Circle Terrace Associates Limited Partnership's compliance with requirements applicable to major HUD-assisted and CDA programs and have issued our report thereon dated January 18, 1997.

We have applied procedures to test Circle Terrace Associates Limited Partnership's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted and CDA programs for the year ended December 31, 1996.

Our procedures were limited to the applicable procedures described in the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993 and the Maryland Department of Housing and Community Development, Community Development Audit Guide dated October 1996. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Circle Terrace Associates Limited Partnership's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the audit committee, management, the Department of Housing and Urban Development and the Maryland Department of Housing and Community Development Administration. However, this report is a matter of public record and its distribution is not limited.



/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 18, 1997

         INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
         WITH LAWS AND REGULATIONS APPLICABLE
         TO THE FINANCIAL STATEMENTS



To the Partners
Circle Terrace Associates Limited Partnership

We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated January 18, 1997.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts, and grants applicable to Circle Terrace Associates Limited Partnership is the responsibility of Circle Terrace Associates Limited Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Circle Terrace Associates Limited
Partnership's compliance with certain provisions of laws, regulations, contracts, and grants. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

However, the results of our tests disclosed a certain immaterial instance of noncompliance that is described in the accompanying Schedule of Findings and Questioned Costs. This report is intended for the information of the audit committee, management, the Department of Housing and Urban Development and the Maryland Department of Housing and Community Development Administration. However, this report is a matter of public record and its distribution is not limited.




/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 18, 1997

                                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS

                                                December 31, 1996

                                  Circle Terrace Associates Limited Partnership
                                        HUD Project No.: 052-44056-LDP

Finding

In performing our lease tests on the tenant files, we noted the following findings:

1)       One lease did not have the manager's signature.

2) One recertification did not have the manager's signature.

Recommendation

Management should strengthen procedures to ensure that all forms are signed by the appropriate individuals.

ANNUAL AUDIT QUESTIONNAIRE

PROJECT NAME               Circle Terrace Associates

CDA PROJECT NUMBER         28.04.0010

FISCAL YEAR END   12/31/96
Answers to these questions should be based upon review of procedures and/or an actual test of transactions. "NO" answers are indicative of an adverse condition which must be described in the audit report unless the mortgagor has written permission from DHCD to deviate from the regular mortgage requirements.

-----------------------------------------------------------------------------------------------------------------------------------
     EXAMINATION STATUS                                      YES        NO          N/A        WORKING PAPER REFERENCE
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
1.       Mortgage Status
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     a.       Are payments on all mortgages current?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     Position 1                                              X                                 AA-1
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------       ---------------------------------------
-------------------------------------------------------------------------------------       ---------------------------------------
     Position 2                                              X                                 AA-4
---------------------------------------------------------------------------------------------  ------------------------------------
---------------------------------------------------------------------------------------------  ------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     Position 3                                              X                                 AA-2
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     Position 4
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     Position 5
---------------------------------------------------------------------------------   -----------------------------------------------
---------------------------------------------------------------------------------   -----------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     b. Has the mortgagor  complied with the terms           X                                 AA- section
     and conditions of the Regulatory Agreement and/or
     workout arrangements?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------       --------------------------------------------------------------
--------------------------------------------------------------       --------------------------------------------------------------
2.       Books and Records
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     a.       Are a complete set of books and records        X                                 common file
     maintained in a satisfactory manner?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     b.  Does the  mortgagor  make  frequent  postings       X                                common  file
        (at least monthly) to the ledger accounts?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
3.       Cash Activities
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     a.       Are the cash receipts deposited in the         X                                 common file
     name of the project in a bank whose deposits are
     federally insured?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     b. Are  security  deposits  kept  separate  and         X                                    A-10
        apart from all other funds of the project in
        an insured institution?
----------------------------------------------------------------------  -----------------------------------------------------------
----------------------------------------------------------------------  -----------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     c.       Does the mortgagor keep sufficient funds       X                                 DD-1
     in the security deposit account to equal or exceed
     the aggregate of all outstanding obligations to the
     depositors?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     d.       Does the owner or his management agent         X                                 common file
     have a fidelity  bond in an amount at least equal to potential  collections for two months plus the full  security  deposit  liability  which  provides coverage for all employees handling assets of the project?
-----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------
3.       Cash Activities (continued)
----------------------------------------------------------
----------------------------------------------------------

----------------------------------------------------------
----------------------------------------------------------
     e. Did cash disbursements exclude payments for items listed below:
----------------------------------------------------------
----------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     I.       Legal expenses incurred in the sale of         X                                 common file
     partnership interest?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------       ---------------------------------------
-------------------------------------------------------------------------------------       ---------------------------------------
     ii.      The fee for the preparation of a               X
     partner's, shareholder's or individual's federal,
     state or local income tax returns?
---------------------------------------------------------------------------------------------  ------------------------------------
---------------------------------------------------------------------------------------------  ------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     iii.     Advice to an owner on tax consequences of      X
     foreclosure?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     iv.  Reimbursement  to the owners of  affiliates        X
          while the mortgage is in default,  or  under
          workout  arrangements  for  prior  advances,   capital
          expenditures and/or project acquisition costs?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     v.       Letter of credit fees?                         X
---------------------------------------------------------------------------------   -----------------------------------------------
---------------------------------------------------------------------------------   -----------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     f.       Were distributions made to, or on behalf       X                                 A-8
     of, the owners  limited to those  authorized by the Regulator  Agreement or the  distributions  in accordance with prior written  approval of CDA while the project was in a "surplus cash" position?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------       --------------------------------------------------------------
--------------------------------------------------------------       --------------------------------------------------------------
     I.       Distribution to non-profit mortgagor                                  X
     entities or principles may not be permitted by the
     Regulatory Agreement.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     ii.      The use of rental proceeds to pay for                                 X
     costs included in the mortgagor's cost
     certification are unauthorized distributions of
     project income.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     iii.     Was surplus cash available for payment on
     cash flow debt per the Regulatory Agreement and
     Note?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     g. Were residual receipts deposited with the                                   X
     mortgagee within ninety days
     after the close of the mortgagors annual account period?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     h. Were  excess  rental  collections  in section                               X          common  file
     236 project remitted to HUD each month?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     I.       Does the mortgagor have a formal                                      X          common file
     collection policy?
----------------------------------------------------------------------  -----------------------------------------------------------
----------------------------------------------------------------------  -----------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     j.       Is the collection policy enforced?             X                                 common file
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     k. Do tenant accounts  receivable  consist              X                                     B-1
     exclusively of amounts due from other than employees?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------                  -----       ----
--------------------------------------------------------------                  -----       ----
     l.       Have "write-offs" of tenants' accounts         X                                 21
     been less than one percent of the gross rent?
     ------------------------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------       ----       -----       ----
--------------------------------------------------------------       ----       -----       ----

--------------------------------------------------------------       ----       -----       ----
-----------------------------------------------------------------------------------------------------------------------------------
3.       Cash Activities (continued)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    m. Are accounts  receivable other than                   X                                B-2
    tenants'  receivables  composed
    exclusively of amounts due from unrelated persons or firms?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    n. Were there indications that payments for              X                           common file
    services, supplies or materials were not in excess of amounts normally paid for such services?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    o. If applicable,  were utility  allowance              X
       payments to residents paid on a monthly basis?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------       -------------------------------------------
---------------------------------------------------------------------------------       -------------------------------------------
4.       Management Compensation
----------------------------------------------------------       -----       ----
----------------------------------------------------------       -----       ----

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    a.       Was compensation to the management agent    X                                  20
    limited to the amounts prescribed in the
    management agreements written or amended?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
5.       Rents and Occupancy
----------------------------------------------------------       -----       ----       -----
----------------------------------------------------------       -----       ----       -----

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    a.       Is the gross potential rental income        X                                  10
    from apartments equal to or less than that
    approved by DHCD?
------------------------------------------------------------------------------  ---------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    b.       In subsidized projects, are dwelling        X                                  common file
    unit  contract  rental  rates and Fair  Market  rental  rates in Section 236 projects the same as those approved by DHCD?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------       ------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
6.       DHCD/HUD Subsidy Payments (Section 8/RAP Projects Only)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    a.       Were the amounts requested from DHCD/       X                                  B-2
    HUD adequately supported by the accounting
    records?
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    b.  Were  subsidy  payments  received  recorded      X                                  B-2
    in the  prior  proper accounts?
-----------------------------------------------------------------------------------------------------------------------------------


                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                            CIRCLE TERRACE ASSOCIATES
                               LIMITED PARTNERSHIP
                         HUD PROJECT NO.: 052-44056-LDP
                           CDA PROJECT NO.: 28.04.0010

                                DECEMBER 31, 1997

                                         TABLE OF CONTENTS - CONTINUED

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                          CDA Project No.: 28.04.0010



                                                                           PAGE

MORTGAGOR'S CERTIFICATION                                                     4
MANAGING AGENT'S CERTIFICATION                                                5
INDEPENDENT AUDITORS' REPORT                                                  6
FINANCIAL STATEMENTS
BALANCE SHEET                                                                 8
STATEMENT OF PROFIT AND LOSS                                                 10
STATEMENT OF PARTNERS' EQUITY                                                12
STATEMENT OF CASH FLOWS                                                      13
NOTES TO FINANCIAL STATEMENTS                                                15
SUPPLEMENTAL INFORMATION
ACCOUNTS AND NOTES RECEIVABLE                                                25
CONTRIBUTIONS DUE                                                            25
MORTGAGE ESCROW DEPOSITS                                                     25
TENANT SECURITY DEPOSITS                                                     26
RESERVE FOR REPLACEMENTS                                                     26
RESIDUAL RECEIPTS                                                            26
PAINTING RESERVE                                                             26
ACCOUNTS PAYABLE                                                             27
ACCRUED TAXES                                                                27
LETTERS OF CREDIT                                                            27
LOANS AND NOTES PAYABLE                                                      27
MORTGAGES PAYABLE                                                            28
MORTGAGES PAYABLE FROM SURPLUS CASH                                          28
COMPENSATION OF PARTNERS                                                     28
UNAUTHORIZED DISTRIBUTIONS OF
  PROJECT INCOME TO PARTNERS                                                 28
IDENTITY OF INTEREST COMPANIES AND ACTIVITIES                                29
NON-REVENUE PRODUCING UNITS                                                  29
DECLARATION OF OWNERSHIP - UNAUDITED                                         29
COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
  RESIDUAL RECEIPTS                                                          30
CHANGES IN FIXED ASSET ACCOUNTS                                              31
COMPARISON OF BUDGET TO ACTUAL INCOME AND EXPENSES                           32
MONTHLY INCOME AND EXPENSE STATEMENT - CASH BASIS                            35
INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL                             38
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
  SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD AND
  CDA PROGRAMS                                                               40
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
  REQUIREMENTS APPLICABLE TO FAIR HOUSING AND
  NON-DISCRIMINATION                                                         42
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH LAWS AND
   REGULATIONS APPLICABLE TO THE FINANCIAL STATEMENTS                        43
SCHEDULE OF FINDINGS AND QUESTIONED COSTS                                    45
ANNUAL AUDIT QUESTIONNAIRE                                                   46

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                           HUD Project No.: 052-44056-LDP
                                             CDA Project No.: 28.04.0010









                                              MORTGAGOR'S CERTIFICATION


         I  hereby  certify  that I have  examined  the  accompanying  financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same is complete and accurate.




                                                     GENERAL PARTNER



                                         ---------------------------------------
                           Judith Siegel                                   Date


                                                     Partnership Employer
                             Identification Number:
                                   05-0461953

                                           MANAGING AGENT'S CERTIFICATION


         I  hereby  certify  that I have  examined  the  accompanying  financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same is complete and accurate.




                                                     MANAGING AGENT

                            Rental Housing Management
                                                       Partnership



                                      ---------------------------------------
                         Eric Richelson                                  Date


David Staley                                         Managing Agent Employer
Property Manager                                       Identification Number:
                                                       13-3580730

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Terrace Associates Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 21, 1998 on our consideration of Circle Terrace Associates Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD and CDA programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.




/s/ Reznick Fedder & Silverman
Bethesda, Maryland                                   Federal Employer
January 21, 1998                                       Identification Number:
                                                       52-1088612



Audit Principal:  Lester A. Kanis

                                Circle Terrance Associates Limited Partnership
                                        HUD Project No.: 052-44056-LDP
                                         CDA Project No.: 28.04.0010

                                                  BALANCE SHEET

                                                 DECEMBER 31, 1997
                                                      ASSETS



CURRENT ASSETS

1110  Petty cash                                               $          1,400
1120 Cash in bank                                                       143,737
1121 Cash - partnership                                                 247,311
1130 Tenant accounts receivable                                          11,720
1131 Accounts receivable - HUD                                          178,313
1240 Prepaid property insurance                                          37,733
1250 Prepaid mortgage insurance                                          16,332
1270 Prepaid real estate taxes                                           34,169
                                                              -----------------

         Total current assets                                           670,715

DEPOSITS HELD IN TRUST - FUNDED
1191 Tenant security deposits                                            40,834

RESTRICITAD DEPOSITS AND FUNDED RESERVES
1310 Mortgage escrow deposits                                    $      108,992
1320 Reserve for replacements                                           486,850
1330 Painting reserve                                                   123,993
                                                                ---------------
                                                                        719,835
RENTAL PROPERTY
1410 Land                                                             1,104,269
1420 Buildings and improvements                                      15,214,660
1440 Building equipment - fixed                                          34,325
1440 Building equipment - portable                                       18,164
1450 Personal property                                                   18,440
1460 Furnishings                                                          8,378
                                                                 --------------
                                                                     16,398,236
1495 Less accumulated depreciation                                    2,929,726
                                                                    -----------
                                                                     13,468,510
OTHERASSETS
1901 Mortgage costs, less accumulated
         amortization of $85,191                                        221,729
                                                                        --------
                                                                $    15,121,623
                                                                     ==========
See Notes to Financial Statements

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


                                              BALANCE SHEET-Continued

                                                 DECEMBER 31, 1997

                                         LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
2110 Accounts payable                                             $      23,487
2130 Accrued interest payable                                            34,763
2150 Accrued P.I.L.O.T.                                                  91,140
2190 Accrued management fees                                             22,482
2210 Rent deferred credits                                                  675
2320 Current maturities of long term debt                               283,526
                                                                        -------

Total Current Liabilities                                               456,073

DEPOSITS LIABILITIES
2191 Tenant security deposits (contra)                                   34,440

LONG TERM LIABILITIES
2320 Long term debt, net of current maturities                      $ 9,435,867
2335 Accrued interest                                                   103,030
                                                                  -------------

                                                                      9,538,897
CONTINGENCY                                                                   -
3130 PARTNERS' EQUITY                                                 5,092,113
                                                                  -------------
                                                                    $15,121,523
                                                                  =============








See notes to financial statements

                                 Circle Terrance Associates Limited Partnership
                                        HUD Project No.: 052-44056-LDP
                                         CDA Project No.: 28.04.0010
                                           STATEMENT OF PROFIT AND LOSS

                                                 DECEMBER 31, 1997



RENTAL INCOME

5120 Apartments or member carrying charges (Coops)                              $     305,325
5121 Tenant assistance payments                                                     1,988,739
                                                                                      -------


     Total rent revenue potential at 100% occupancy                                                $2,294,064

VACANCIES
5220 Apartments                                                                        (7,223)
                                                                                --------------

     Total vacancies                                                                                   (7,223)

     Net rental revenue                                                                             2,286,841

FINANCIAL REVENUE
5410 Interest Income -project operations                                                6,619
5440 Income from investments - reserve for replacement                                 12,093
                                                                                        -----

     Total financial revenue                                                                           18,712

OTHER REVENUE
5910 Laundry and vending                                                                9,482
5920 NSF and late charges                                                               4,117
                                                                                        -----

     Total other revenue                                                                               13,599
                                                                                                    ---------
     Total revenue                                                                                  2,319,152
                                                                                                    =========


                                                 DECEMBER 31, 1997


ADMINISTRATIVE EXPENSES

6210 Advertising and marketing                                                            8,719
6250 Other renting expenses                                                               5,778
6310 Office salaries                                                                     89,954
6311 Office Supplies                                                                     26,989
6320 Management fee                                                                     130,164
6331 Manager or superintendent rent free unit                                             7,548
6340 Legal expenses - project                                                            13,711
6350 Auditing expenses - project                                                          9,600
6351 Bookkeeping fees/accounting services                                                16,368
6360 Telephone and answering services                                                    11,916
6370 Bad debts                                                                            4,749
6390 Miscellaneous administrative expenses                                               23,761
                                                                                         ------

Total administrative expenses                                                                      349,257

UTILITIES EXPENSE
6450 Electricity                                                                         17,224
6451 Water                                                                               14,777
6452 Gas                                                                                109,333

Total utilities expense                                                                            141,334


OPERATING AND MAINTENANCE EXPENSES
6515 Janitor and cleaning supplies                                                        9,387
6517 Janitor and cleaning contract                                                        3,843
6520 Exterminating supplies                                                                 734
6525 Garbage and trash removal                                                           38,158
6530 Security payroll/contract                                                          166,940
6536 Grounds supplies                                                                       893
6537 Grounds contract                                                                    35,980
6540 Repairs payroll                                                                    127,205
6541 Repairs material                                                                   102,277
6542 Repairs contract                                                                    11,242
                                     STATEMENT OF PROFIT AND LOSS (continued)

                                                 DECEMBER 31, 1997
6546 Heating/cooling repairs and maintenance                                              8,406
6548 Snow removal                                                                         1,275
6560 Decorating payroll contract                                                         22,135
6561 Decorating supplies                                                                  7,557
6570 Other                                                                                9,544
6590 Miscellaneous operating and maintenance expenses                                       236
                                                                                    -----------

Total operating and maintenance expenses                                                                545,812
TAXES AND INSURANCE
6710 Real estate taxes                                                                  123,445
6711 Payroll taxes (FICA)                                                                29,527
6719 Miscellaneous taxes, licenses and permits                                              400
6720 Property and liability insurance (Hazard)                                           88,162
6721 Fidelity bond insurance                                                                914
6722 Workmen's compensation                                                              11,018
6723 Heath insurance and other employee benefits                                         28,951
                                                                                         ------

Total taxes and insurance                                                                                282,417

FINANCIAL EXPENSES
6820 Interest on mortgage payable                                                       435,537
6840 Interest on notes payable - short-term                                               1,342
6850 Mortgage insurance premium/service charge                                           45,753
                                                                                         ------

Total financial expenses                                                                                 482,632

DEPRECIATION AND AMORTIZATION
Total cost of operations before depreciation                                                           1,801,452
Profit (Loss) before depreciation                                                                        517,700
Depreciation and amortization                                                                            574,584
Operating Profit or (Loss)                                                                               (56,884)

CORPORATE OR MORTGAGOR ENTITY EXPENSES
7190 Other (revenue)/expenses                                                           (9,077)
Total corporate expenses                                                                                  (9,077)
                                                                                                             ----

Net Profit                                                                                               (47,807)
                                                                                                          ======

                               Circle Terrance Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010
                                           STATEMENT OF PARTNER'S EQUITY

                                                 DECEMBER 31, 1997


                                   Special        Investor
                     General       Limited        Limited
                     Partner       Partner        Partner        Total


Partners' equity,
    Beginning      $217,706              -       $4,922,214   $5,139,920


Net Loss               (478)             -          (47,329)     (47,807)
                  ---------   ------------        ---------  -----------

Partners' equity,
End               $ 217,228              -      $ 4,874,885  $ 5,092,113
                  ---------                     -----------  -----------



See notes to financial statements

                                              Statement OF CASH FLOWS

                                                 DECEMBER 31, 1997


Cash flows from operating activities
Rental income received                                           $    2,131,151
Interest received                                                        18,709
Other income received                                                    13,599
Administrative expenses paid                                           (133,228)
Management fees paid                                                   (130,164)
Utilities paid                                                         (145,670)
Salaries and wages paid                                                (406,234)
Operating and maintenance paid                                         (217,547)
Real estate taxes paid                                                  (65,118)
Payroll taxes paid                                                      (29,527)
Property insurance paid                                                (124,576)
Other taxes and insurance paid                                          (29,351)
Interest paid on mortgage                                              (413,662)
Interest paid on notes                                                   (1,342)
Mortgage insurance premium paid                                         (45,753)
Decrease in mortgage escrow deposits                                      2,700
Mortgagor entity income received, net                                     9,077
Net tenant security deposits received                                     2,163
                                                                 --------------

Net cash provided by operating activities                               435,227
                                                                 --------------

Cash flows from investing activities
Deposits to reserve for replacement                                     (96,633)
Deposits to painting reserve                                            (42,497)
Payment of developer fees payable                                       (34,554)
Purchase of fixed assets                                                (18,440)
                                                                  -------------
Net cash used in investing activities                                  (192,124)
                                                                  -------------

Cash flow from financing activities
Mortgage and note principal payments                                   (261,217)
Proceeds from note payable                                               17,940
                                                               ----------------

Net cash used in financing activities                                  (243,277)






NET DECREASE IN CASH                                                       (174)

Cash, beginning                                                         392,622

Cash, end                                                       $       392,448
                                                                ===============

See notes to Financial Statements

                                            NOTES TO FINANCIAL STATEMENTS

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Circle Terrace Associates Limited Partnership was organized under the laws of the State of Maryland on March 28, 1990, for the purpose of acquiring and operating a rental housing project under Section 236 of the National Housing Act. The project consists of 303 units located in Lansdowne, Maryland, and is currently operating under the name of Circle Terrace Apartments. The property is managed by an affiliate of the general partner based on a fee of $35.80 per unit per month.

    Cash distributions are limited by agreements between the partnership and the United States Department of Housing and Urban Development (HUD) to an annual amount of $30,340 per year to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

    Each building of the project has qualified and been allocated low-income housing credits pursuant to Internal Revenue Code Section 42 ("Section 42") which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of these regulations during each of 15 consecutive years in order to remain qualified to receive the credits. In addition, Circle Terrace Associates Limited Partnership has executed an Extended Low-income Housing Agreement/Land Deed Restriction/Extended Use Commitment which requires the utilization of the project pursuant to Section 42 for a minimum of 30 years, even after the disposition of the project by the partnership.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Rental Property

    Rental property is recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method over a 27.5-year life. Personal property is recorded at cost and is depreciated over its estimated service life of 5-7 years using accelerated methods. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of profit and loss.

    Amortization

    Mortgage costs are amortized over the term of the respective loan using the straight-line method.

    Provision for Doubtful Accounts

    The  partnership  considers  accounts  receivable  to be fully  collectible;
    accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations upon such determination.

    Income Taxes

    No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

    Rental Income

    Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and tenants of the property are operating leases.

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Investments

    Investments in U.S. Treasury bills are carried at amortized cost, which approximates fair market value, and are classified as held to maturity. Such investments are included in the reserve for replacements in the accompanying balance sheet.

NOTE B - PARTNERS' CAPITAL CONTRIBUTIONS

    The partnership has one general partner - Cooperative Associates Limited Partnership and two limited partners - SLP, Inc. (the special limited partner) and Boston Financial Qualified Housing Tax Credits L.P. V, a Limited Partnership (the investor limited partner). The general partner has made capital contributions of $413,562. SLP, Inc. is required to make a capital contribution of $10. The investor limited partner has made capital contributions totaling $5,615,234.

NOTE C - LONG-TERM DEBT

    First Mortgage

    The partnership is obligated under the terms of a mortgage note which is insured by the Federal Housing Administration (FHA) and bears interest at the rate of 7%, less a varying interest subsidy in the current amount of $17,879 per month. Monthly payments of principal and interest in the reduced amount of $10,564 are due through maturity in February 2017. The total interest subsidy of $213,447 is reflected as a reduction of interest expense. Principal and accrued interest due at December 31, 1997 are $3,596,386 and $2,897, respectively.

    Under agreements with the mortgage lender and FHA, the partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

    The liability of the partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010

NOTE C - LONG-TERM DEBT (Continued)

    Second Mortgage

    The partnership is obligated under the terms of a mortgage note in the original amount of $4,000,000, which is insured by the Maryland Housing Fund
    (MHF) payable to Crestar of Richmond, Virginia, Inc. The note bears interest at the rate of 8%. Monthly payments of principal and interest in the amount of $34,576 are due through maturity in December 2011. Principal and accrued interest due at December 31, 1997 are $3,483,497 and $24,099, respectively.

    The liability of the partnership under the terms of the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

    Third Mortgage

    The partnership is obligated under the terms of a mortgage note in the original amount of $2,227,330 payable to the Department of Housing and Community Development of the State of Maryland (CDA). The note bears interest at 4.5%. Monthly payments of principal and interest of $11,373 are due through July 1, 2023. Principal and accrued interest due at December 31, 1997 are $2,071,870 and $7,767, respectively.

    The liability of the partnership under the terms of the mortgage is limited to the underlying value of the real estate collateral.

    Promissory Note

    The partnership is obligated under the terms of an unsecured promissory note payable to Baltimore County, Maryland. Interest accrues at the rate of 4%. Annual interest payments commenced January 1, 1996. Annual payments of principal will be due commencing January 1, 2000 and will extend for 30 years through maturity on December 31, 2030. Payments may be made only to the extent of surplus cash as defined by HUD. Principal and accrued interest due at December 31, 1997 are $550,000 and $103,030, respectively.

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010
NOTE C - LONG-TERM DEBT (Continued)

    Note Payable

    The partnership is obligated under the terms of a note payable for the purchase of a truck. The note bears interest at 8.75% and requires monthly payments of principal and interest of $588 through maturity in October 2000. The amount payable at December 31, 1997 is $17,640.

    Aggregate annual maturities of long-term debt for each of the next five years are as follows:

--------------------------------------------- -- ----------------
                           December 31, 1998  $          283,526
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        1999             304,471
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2000             325,839
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2001             343,827
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2002             369,264
--------------------------------------------- -- ----------------

NOTE D - RELATED PARTY TRANSACTIONS

    Working Capital Advances

    The general partner is obligated to make working capital advances to the partnership as needed, up to an aggregate of $100,000. Such advances are noninterest bearing and can be repaid out of available net cash flow as defined in the partnership agreement. No such advances were required as of December 31, 1997.

    In the event cash flow does not provide sufficient funds to pay the investor limited partner its minimum distribution, such amount required will be advanced by the general partner and will be considered a project expense loan.

    Management Agreement

    The property is managed by an affiliate of the general partner. The management fee is based on a charge of $35.80 per unit per month. The management  agent  also  receives  fees of  $4.50  per unit  per  month  for accounting services provided to the partnership. Management and accounting fees charged to operations during 1997 were $130,164 and $16,368, respectively, of which $22,482 of management fee is payable at December 31, 1997.

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

    Insurance

    The sole shareholder of an affiliate of the general partner provided debt financing for the capitalization of LaMere Associates, Inc. (LaMere). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with the following insurance coverage provided to the partnership: property and liability, fidelity bond and auto. In connection with such insurance coverage, the partnership incurred $100,094 in premiums for the year ended December 31, 1997.

    Computer Services

    In accordance with HUD Regulations 4381.5 Rev-2, Paragraph 6.38, the partnership uses the services of a computer consultant company to provide the following services: purchase and install personal computers and the related equipment and software for the project's rental office; provide training and technical support, and consult on software upgrades. Dynamic Information Services, Inc. (DIS), which is owned by a relative of an officer of the management company, is a licensed representative of Project Data Systems, Inc., a nationally known provider of computer system software for the subsidized housing industry. DIS derives 40% of its consulting service revenues from third-party clients not affiliated with the management company. In 1997, the partnership paid DIS $2,174 for equipment and software, representing actual cost, and $1,697 for technical support and training services based on billable hours.

NOTE E - CONTRACT WITH BALTIMORE COUNTY (IN LIEU OF TAXES)

    The partnership has entered into an agreement with Baltimore County, Maryland, whereby the partnership is to pay the County $162.50 per apartment unit per year (the minimum payment) in lieu of real estate taxes. To the extent there is net cash flow, as defined in the agreement, such amount is to be applied toward additional payments. The minimum payment has been increased 10% annually. The amount incurred during 1997 under the terms of this agreement was $58,327. This amount is included with other city and county real estate taxes in the statement of profit and loss. As of December 31, 1997, $91,140 remains payable.

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010

NOTE F - HOUSING ASSISTANCE PAYMENT (HAP) CONTRACT AGREEMENTS

    HUD has contracted with the partnership under the United States Housing Act of 1937 to make housing assistance payments to the partnership on behalf of qualified tenants. The terms of the contract covering 142 units expires on November 30, 1998 and the contract covering 161 units expired on November 30, 1997. The contracts do not have renewal options.

    With Congressional passage in October 1997 of the Multifamily Assisted Housing and Reform and Affordability Act (the Act), HUD has been given budgetary authority to approve requests for one-year renewals on all Section 8 contracts expiring through September 30, 1998. Thus, one of the partnership's HAP agreements will be eligible for a one-year renewal through March 31, 1999.

    Under provisions of the Act, renewal of Section 8 contracts expiring after September 30, 1998 are subject to evaluation and assessment under a complex set of requirements as prescribed by this "mark-to-market" legislation. Further, implementing regulations by HUD affecting administration over the renewal process have not been finalized. As a result, it is uncertain whether HUD will renew these contracts under terms that are consistent with the successful operation of the project. The project is economically dependent upon the rental income received from both of its agreements. If HUD were not to extend either one, the project's operating cash flow would be adversely affected.

NOTE G - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

    All profits and losses are allocated 1% to the general partner and 99% to the investor limited partner.

    Cash flow, as defined in the partnership agreement, is to be distributed as follows:

    1.  99% to the investor  limited partner and 1% to the general partner until
        the  investor  limited  partner  has  received  distributions,   in  the
        aggregate, equal to the cumulative priority distribution.

    2. To the repayment of any project expense loans.

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010

NOTE G - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS (Continued)

    3. To the general partner until it has received cumulatively an amount equal to the cumulative amount paid to the investor limited partner as defined above.

    4.  50% to the general partner and 50% to the investor limited partner.

    Gain, if any, from a sale, exchange or other disposition is allocable as follows:

    1. To all partners having negative balances in their capital accounts prior to the distribution of any sale or refinancing proceeds, an amount of such gain to increase their negative balance to zero.

    2. To each partner until the positive capital account balance is equal to the amount of cash available for distribution as a result of the transaction, as defined in the partnership agreement.

    Loss from a sale is allocable as follows:

    1. To the partners in proportion to their positive capital account balances. In the event the loss is less than the sum of the positive capital accounts, the loss is to be allocated such that the resulting capital account balance is as near as possible to the amount of cash to be distributed as a result of the transaction.

    2.  1% to the general partner and 99% to the investor limited partner.

NOTE H - TAXABLE LOSS

    A reconciliation of the financial statement net loss to the income tax net loss of the partnership for the year ended December 31, 1997 is as follows:



         ----------------------------------------------------------------------
         Financial statement net loss                         $         (47,807)
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Excess depreciation for income tax purposes                     (5,750)
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Income net tax loss                                  $         (53,557)
         ----------------------------------------------------------------------

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010

NOTE I - INVESTMENT IN REAL ESTATE

    A reconciliation of the basis of the investment in real estate for financial reporting purposes to that for income tax purposes as of December 31, 1997 is as follows:



-------------------------------------------------------------------------------
Investment in real estate for financial reporting            $       13,468,510
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Excess accumulated depreciation for income tax purposes                 (50,844)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Interest expense portion of subsidy capitalized for income tax purposes 177,337
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Investment in real estate for income tax purposes            $       13,595,003
-------------------------------------------------------------------------------

NOTE J - CONCENTRATION OF CREDIT RISK

    The partnership maintains its cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. As of December 31, 1997, the uninsured portion of the partnership cash balances held at one bank was $147,311.

NOTE K - CONTINGENCY

    The partnership's low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility and/or unit gross rent, or to correct noncompliance within a specified time period, could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the capital contributed by the investor limited partner.

NOTE L - OTHER MORTGAGOR ENTITY EXPENSES (ACCOUNT NO.  7190)

    Other mortgagor entity expenses consist of the following:

       ------------------------------------------------------------------------
       Interest income - partnership accounts                $            9,077
       ------------------------------------------------------------------------

                                              SUPPLEMENTAL INFORMATION

                                       SUPPORTING DATA REQUIRED BY HUD AND CDA

                                            SUPPLEMENTAL INFORMATION

                                     SUPPORTING DATA REQUIRED BY HUD AND CDA

                                                December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010




                                                      - 52 -

ACCOUNTS AND NOTES RECEIVABLE (OTHER THAN FROM REGULAR TENANTS)


     ---------------------------------------------------------------------------------------------------------------
              Name of borrower             Original date         Terms         Original amount       Balance due
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     U.S. Department of Housing and         Oct. - Dec.           1/98       $          178,313  $          178,313
         Urban Development                      1997
     ---------------------------------------------------------------------------------------------------------------

DELINQUENT TENANT ACCOUNTS RECEIVABLE

     ---------------------------------------------------------------------------------------------------------------
                                                                                    Number of           Amount
                                                                                     tenants           past due
                                                                                  ----------------------------------
                                                                                  ----------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 30 days                                                                      56  $            1,980
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 31-60 days                                                                   52               1,807
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 61-90 days                                                                   32               2,022
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent over 90 days                                                                 49               5,911
     -----------------------------------------------------------------------------              --------------------
     -----------------------------------------------------------------------------              --------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
                                                                                                 $           11,720
     -----------------------------------------------------------------------------              --------------------

CONTRIBUTIONS DUE

     ---------------------------------------------------------------------------------------------------------------
     SLP, Inc.                                                                                   $               10
     ---------------------------------------------------------------------------------------------------------------

MORTGAGE ESCROW DEPOSITS

     ---------------------------------------------------------------------------------------------------------------
     Estimated amount required as of December 31, 1997, for future payment of:
                                                                                                ---
                                                                                                ---
         City, state and county taxes (P.I.L.O.T)                                                $           37,836
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
         Property insurance                                                                                  31,915
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
         Mortgage insurance                                                                                  13,314
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
                                                                                                             83,065
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Amount on deposit in excess of estimated requirements                                                   25,927
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Total confirmed by mortgagee                                                                $          108,992
     ---------------------------------------------------------------------------------------------------------------


                                      SUPPLEMENTAL INFORMATION - CONTINUED

                                     SUPPORTING DATA REQUIRED BY HUD AND CDA

                                               December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010



TENANT SECURITY DEPOSITS

    Tenant security deposits are held in a separate bank account in the name of the project.

RESERVE FOR REPLACEMENTS

    In accordance with the provisions of the regulatory agreement, restricted cash is held by Mellon Mortgage Company to be used for replacement of property with the approval of HUD as follows:

         ----------------------------------------------------------------------
         Balance at December 31, 1996                        $          390,217
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Monthly deposits
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
             $7,045 x 12                                                 84,540
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Interest earned                                                 12,093
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Balance at December 31, 1997, confirmed by mortgagee $         486,850
         ----------------------------------------------------------------------

RESIDUAL RECEIPTS

                                                       NONE

PAINTING RESERVE

    The partnership has established a reserve for painting of the property. The restricted cash is held by the partnership.

         ----------------------------------------------------------------------
         Balance at December 31, 1996                        $           81,496
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Monthly deposits
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
             $3,333 x 12                                                 39,996
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Interest earned                                                  2,501
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Balance at December 31, 1997                        $          123,993
         ----------------------------------------------------------------------

                                     SUPPORTING DATA REQUIRED BY HUD AND CDA

                                               December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010

ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)

                                                        NONE

ACCRUED TAXES

     --------------------------------------------------------------------------------------------------------------
           Description of tax          Basis for accrual     Period covered       Date due         Amount accrued
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Baltimore County, Maryland            P.I.L.O.T.             1997            12/31/97      $           91,140
         P.I.L.O.T.
     --------------------------------------------------------------------------------------------------------------

LETTERS OF CREDIT

                                                       NONE

LOANS AND NOTES PAYABLE (OTHER THAN THE INSURED MORTGAGE)

     ---------------------------------------------------------------------------------------------------------------
          Creditor        Interest      Collateral        Date         Terms    Original amount      Balance due
                            rate                        incurred
     -------------------------------------------------------------------------- -----------------  -----------------
     -------------------------------------------------------------------------- -----------------  -----------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Crestar of              8%        Second trust       12/91       20 yrs           4,000,000 $        3,483,497
         Richmond,
         Virginia, Inc.
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
     State of Maryland      4.5%        Third trust       12/91       20 yrs           2,227,330 $        2,071,870
         CDA
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
     Baltimore County,      4.0%         Unsecured        11/90       40 yrs             550,000 $          550,000
         Maryland
     ---------------------------------------------------------------------------------------------------------------


                                     SUPPORTING DATA REQUIRED BY HUD AND CDA

                                               December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010

MORTGAGES PAYABLE

    ---------------------------------------------------------------------------
                       Creditor                          Address of creditor
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    HUD                                                Washington, D.C.
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Crestar of Richmond, Virginia, Inc.                Richmond, Virginia
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Department of Housing and Community                Crownsville, Maryland
        Development of the State of Maryland
    ---------------------------------------------------------------------------

                       Servicer                        Address of servicer

    Mellon Mortgage Company                            Cleveland, Ohio

    Crestar of Richmond, Virginia, Inc.                Richmond, Virginia

    Bogman, Inc.                                       Bethesda, Maryland

MORTGAGES PAYABLE FROM SURPLUS CASH

                                                       NONE

COMPENSATION OF PARTNERS

                                                        NONE

UNAUTHORIZED DISTRIBUTIONS OF PROJECT INCOME TO PARTNERS

                                                        NONE

                                     SUPPORTING DATA REQUIRED BY HUD AND CDA

                                               December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010
IDENTITY OF INTEREST COMPANIES AND ACTIVITIES

     --------------------------------------------------------------------------------------------------------------
            Company name                       Services rendered                 Amount paid       Amount payable
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Rental Housing Management                                               $          130,164  $          22,482
         Partnership
                                    Property management
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Rental Housing Management                                               $           16,368  $               -
         Partnership
                                    Accounting fees
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     LaMere Associates, Inc.                                                 $          100,094  $               -
                                    Insurance coverage
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Dynamic Information            Equipment, software, technical support   $            3,871  $               -
         Services, Inc.             and training services
     --------------------------------------------------------------------------------------------------------------

NON-REVENUE PRODUCING UNITS

     ------------------------------------------------------------------------------------------------------------
     Name of occupant                                      Connection with project
     ------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------
     Willfred Chatterton                                   Assistant Supervisor
     ------------------------------------------------------------------------------------------------------------

DECLARATION OF OWNERSHIP - UNAUDITED

    ----------------------------------------------------------------------------------------------------------------
              Type of partner                      Name of partner                 Capital            Ownership
                                                                                 contributed         percentage
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    General Partner                        Cooperative Associates Limited    $          413,562          1%
                                               Partnership
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Special Limited Partner                SLP, Inc.                         $                0            0%
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Limited Partner                        Boston Financial Qualified        $        5,615,234  $       99%
                                               Housing Partnership
    ----------------------------------------------------------------------------------------------------------------

                               INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL


To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1997, and have issued our report thereon dated January 21, 1998. We have also audited Circle Terrace Associates Limited Partnership's compliance with specific requirements applicable to major HUD-assisted and CDA programs and have issued our report thereon dated January 21, 1998.

         We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General and the Maryland Department of Housing and Community Development, Community Development Administration Audit Guide dated October 1997. Those standards and the two guides require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Circle Terrace Associates Limited Partnership complied with laws and regulations, noncompliance with which would be material to major HUD-assisted and CDA programs.

         The management of the partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted and CDA programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in internal control, errors, fraud or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design of controls may deteriorate.

         In planning and performing our audits of the partnership for the year ended December 31, 1997, we obtained an understanding of the design of the relevant controls and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the partnership's financial statements and on its compliance with specific requirements applicable to major HUD-assisted and CDA programs and to report on internal control in accordance with the provisions of the Guide and not to provide an opinion on internal control.

         We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that we considered relevant to preventing or detecting material noncompliance with specific requirements that are applicable to the partnership's HUD-assisted and CDA programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

         Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted or CDA program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above.

         This report is intended for the information of the audit committee, management, the Department of Housing and Urban Development and the Maryland Community Development Administration. However, this report is a matter of public record and its distribution is not limited.




/S/Reznick Fedder & Silverman
Bethesda, Maryland
January 21, 1998

                                          INDEPENDENT AUDITORS' REPORT ON
                                       COMPLIANCE WITH SPECIFIC REQUIREMENTS
                                      APPLICABLE TO MAJOR HUD AND CDA PROGRAMS


To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1997, and have issued our report thereon dated January 21, 1998.

         We have also audited Circle Terrace Associates Limited Partnership's compliance with specific program requirements governing federal financial reports; mortgage status; replacement reserve; residual receipts; security deposits; cash receipts and disbursements; distributions to owners; tenant application, eligibility, and recertification; and management functions that are applicable to its major HUD-assisted and CDA programs for the year ended December 31, 1997. The management of Circle Terrace Associates Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit of compliance with specific program requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General and the Maryland Department of Housing and Community Development,
Community Development Administration Audit Guide dated October 1997. Those standards and the two guides require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Circle Terrace Associates Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. We considered these instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

         In our opinion, Circle Terrace Associates Limited Partnership complied, in all material respects, with the specific program requirements that are applicable to its major HUD-assisted and CDA programs for the year ended December 31, 1997.

         This report is intended for the information of the audit committee, management, the Department of Housing and Urban Development and the Maryland Community Development Administration. However, this report is a matter of public record and its distribution is not limited.




/S/Reznick Fedder & Silverman
Bethesda, Maryland
January 21, 1998

                                     INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                                      WITH SPECIFIC REQUIREMENTS APPLICABLE TO
                                         FAIR HOUSING AND NON-DISCRIMINATION

To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1997, and have issued our report thereon dated January 21, 1998. We have also audited Circle Terrace Associates Limited Partnership's compliance with specific requirements applicable to major HUD-assisted and CDA programs and have issued our report thereon dated January 21, 1998.

         We have applied procedures to test Circle Terrace Associates Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted and CDA programs for the year ended December 31, 1997.

         Our procedures were limited to the applicable procedures described in the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Circle Terrace Associates Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This report is intended for the information of the audit committee, management, the Department of Housing and Urban Development and the Maryland Community Development Administration. However, this report is a matter of public record and its distribution is not limited.


/S/Reznick Fedder & Silverman
Bethesda, Maryland
January 21, 1998

                                     INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                                        WITH LAWS AND REGULATIONS APPLICABLE
                                             TO THE FINANCIAL STATEMENTS

To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1997, and have issued our report thereon dated January 21, 1998.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

         Compliance with laws, regulations, contracts, and grants applicable to Circle Terrace Associates Limited Partnership is the responsibility of Circle Terrace Associates Limited Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Circle Terrace Associates Limited
Partnership's compliance with certain provisions of laws, regulations, contracts, and grants. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

         However,   the  results  of  our  tests  disclosed  certain  immaterial instances of noncompliance that are described in the accompanying Schedule of Findings and Questioned Costs.

         This report is intended for the information of the audit committee, management, the Department of Housing and Urban Development and the Maryland Community Development Administration. However, this report is a matter of public record and its distribution is not limited.

/S/Reznick Fedder & Silverman
Bethesda, Maryland
January 21, 1998

                                      SCHEDULE OF FINDINGS AND QUESTIONED COSTS

                                                  December 31, 1997

                                  Circle Terrace Associates Limited Partnership
                                         HUD Project No.: 052-44056-LDP
                                           CDA Project No.: 28.04.0010



Finding

    In performing our lease tests on the tenant files, we noted the following findings:

    1) One lease did not have the manager's signature.

    2) One recertification did not have the manager's signature.

    Recommendation

    Management should strengthen procedures to ensure that all forms are signed by the appropriate individuals.

CLIENT NAME          Circle Terrace Apartments

CLOSING DATE         December 31, 1997


                                                                                                       ANNUAL AUDIT
                                                                                                      QUESTIONNAIRE
                                                                                                       CDA PROJECTS


    Answers  to these  questions  should be based  upon a review  of  procedures and/or an actual test of transactions. "NO" answers are indicative of an adverse condition  which must be described in the audit report  unless the mortgagor has written permission from DHCD to deviate from the regular mortgage requirements.
--------------------------------------------------------------------------------------------------------------------
Examination Item                                                                  Yes, No or N/A        Working
                                                                                 (Not Applicable)        Paper
                                                                                                       Reference
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
1.   Mortgage Status
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Are payments on all mortgages current?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 1                                                                    Yes                AA-2
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 2                                                                    Yes                AA-3
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 3                                                                    Yes                AA-3
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 4
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 5
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  Has the mortgagor  complied with the terms and conditions of the              Yes                AA
         Regulatory Agreement and/or workout arrangements?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
2.   Books and Records
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Are  a  complete   set  of  books  and  records   maintained   in  a          Yes                 CF
         satisfactory manner?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  Does the mortgagor make frequent  postings (at least monthly) to the          Yes                 CF
         ledger accounts?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
3.   Cash Activities
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Are the cash receipts  deposited in the name of the project in a             Yes                  CF
         bank whose deposits are federally-insured?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  Are security  deposits kept separate and apart from all other funds          Yes                  A-9
         of the project in an insured institution?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     c.  Does the mortgagor  keep  sufficient  funds in the security  deposit          Yes                DD-1
         account  to  equal  or  exceed  the  aggregate  of  all  outstanding obligations to the depositors?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     d.  Does the owner or his/her  management agent have a fidelity bond in           Yes                CF
         an amount at least  equal to  potential  collections  for two months plus the full security  deposit  liability which provides  coverage for all employees handling assets of the project?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     e. Did cash disbursements exclude payments for items listed below:
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         1)   Legal expenses incurred in the sale of partnership interest?             Yes                 CF
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         2)   The fee for the  preparation of a partner's,  shareholder's  or          Yes                 CF
              individual's federal, state or local income tax returns?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         3)   Advice to an owner on tax consequences of foreclosure?                   Yes                 CF
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         4)   Reimbursement  to the owners or  affiliates  while the mortgage          N/A
              is  in  default,  or  under  workout   arrangements  for  prior
              advances,   capital  expenditures  and/or  project  acquisition
              costs?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         5)   Letter of credit fees?                                                   N/A
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     f.  Were  distributions made to, or on behalf of, the owners limited to           Yes                A-1
         those authorized by the Regulatory  Agreement or the  distributions in accordance with prior written  approval of CDA while the project was in a "surplus cash" position?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         NOTE
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         1)   Distribution to nonprofit  mortgagor entities or principals may          N/A
              not be permitted by the Regulatory Agreement.
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         2)   The use of rental  proceeds  to pay for costs  included  in the          N/A
              mortgagor's costs certification are unauthorized  distributions of project income.
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     g.  Was  surplus  cash  available  for  payment  on cash  flow debt for the
         Regulatory Agreement and Note?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     h.  Were residual receipts  deposited with the mortgagee within 90 days           N/A
         after the close of the mortgagor's annual accounting period?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     i.  Were excess rental  collections in Section 236 projects  remitted to          Yes                 CF
         HUD each month?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     j. Does the mortgagor have a formal collection policy?                            Yes                 CF
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     k.  Is the collection policy enforced?                                            Yes                 CF
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     l.  Do tenant accounts  receivable  consist  exclusively of amounts due           Yes                 B-1
         from other than employees?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     m.  Have  "write-offs"  of  tenants'  accounts  been less than 1% of the          Yes                B-1
         gross rent?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     n.  Are accounts  receivable other than tenants'  receivables  composed           Yes                B-2
         exclusively of amounts due from unrelated persons or firms?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     o.  Were there  indications  that  payments  for  services,  supplies or          Yes                 CF
         materials  were not in  excess  of  amounts  normally  paid for such services?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     p.  If applicable, were utility allowance payments to residents paid on           N/A
         a monthly basis?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
4.   Management Compensation
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Was  compensation  to the  management  agent  limited to the amounts          Yes                 25
         prescribed in the management agreement or amendments thereto?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
5.   Rents and Occupancy
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Is the gross potential  income from apartments equal to or less than          Yes                 10
         that approved by DHCD?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  In subsidized projects, are dwelling unit contract rental rates and           Yes                 CF
         Fair Market  rental  rates in Section 236 projects the same as those approved by DHCD?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
6.   DHCD/HUD Subsidy Payments (Section 8/RAP Projects Only)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Were the amounts  requested  from DHCD/HUD  adequately  supported by          Yes                B-2
         the accounting records?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b. Were subsidy payments received recorded in the proper accounts?                Yes                B-2
--------------------------------------------------------------------------------------------------------------------


                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                            CIRCLE TERRACE ASSOCIATES
                               LIMITED PARTNERSHIP
                         HUD PROJECT NO.: 052-44056-LDP
                           CDA PROJECT NO.: 28.04.0010
                                DECEMBER 31, 1998

                                            TABLE OF CONTENTS - CONTINUED

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

                                                                           PAGE

MORTGAGOR'S CERTIFICATION                                                     5
MANAGEMENT AGENT'S CERTIFICATION                                              6
INDEPENDENT AUDITORS' REPORT                                                  7
FINANCIAL STATEMENTS
BALANCE SHEET                                                                 9
STATEMENT OF OPERATIONS                                                      11
STATEMENT OF PARTNERS' EQUITY (DEFICIT)                                      14
STATEMENT OF CASH FLOWS                                                      15
NOTES TO FINANCIAL STATEMENTS                                                17
SUPPLEMENTAL INFORMATION
ACCOUNTS AND NOTES RECEIVABLE                                                28
DELINQUENT TENANT ACCOUNTS RECEIVABLE                                        28
CONTRIBUTIONS RECEIVABLE                                                     28
MORTGAGE ESCROW DEPOSITS                                                     29
RESERVE FOR REPLACEMENTS                                                     29
RESIDUAL RECEIPTS RESERVE                                                    29
ACCOUNTS PAYABLE                                                             30
ACCRUED EXPENSES                                                             30
LETTERS OF CREDIT                                                            30
LOANS AND NOTES PAYABLE                                                      31
MORTGAGES PAYABLE                                                            31
MORTGAGES PAYABLE FROM SURPLUS CASH                                          31
UNAUTHORIZED DISTRIBUTIONS OF
  PROJECT INCOME TO PARTNERS                                                 31
IDENTITY OF INTEREST COMPANIES AND ACTIVITIES                                32
COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
 RESIDUAL RECEIPTS                                                           33
CHANGES IN FIXED ASSET ACCOUNTS                                              34
DETAIL OF ACCOUNTS - STATEMENT OF OPERATIONS                                 35
OTHER INFORMATION                                                            37
INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL                             38
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD AND
   DHCD-ASSISTED PROGRAMS                                                    40
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   SPECIFIC REQUIREMENTS APPLICABLE TO
   FAIR HOUSING AND NON-DISCRIMINATION                                       42

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   LAWS AND REGULATIONS APPLICABLE TO THE
   FINANCIAL STATEMENTS                                                      43
ANNUAL AUDIT QUESTIONNAIRE                                                   44

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                                 December 31, 1998






                                              MORTGAGOR'S CERTIFICATION


         I  hereby  certify  that I have  examined  the  accompanying  financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same is complete and accurate.




                                                     GENERAL PARTNER


                           /s/Peter Siegel              3/30/99
                           ---------------------------------------
                           Peter Siegel, Vice President   Date

                           Landex of Maryland, Inc. for Cooperative
                           Associates Limited Partnership as General
                           Partner of Circle Terrace Limited Partnership

                                                     Partnership Employer
                             Identification Number:
                                   05-0461953

                        Telephone Number: (703) 516-6690

                                  Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                                 December 31, 1998

                                          MANAGEMENT AGENT'S CERTIFICATION


         I  hereby  certify  that I have  examined  the  accompanying  financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same is complete and accurate.




                                                     MANAGING AGENT

                            Rental Housing Management
                                                       Partnership



                                      ---------------------------------------
                         Eric Richelson                                  Date

David Staley                                         Managing Agent Employer
Property Manager                                       Identification Number:
                                                       13-3580730

                                            INDEPENDENT AUDITORS' REPORT

To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Terrace Associates Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The Housing Assistance Payment contracts covering all 303 units expired on November 30, 1998 and November 30, 1997. It is uncertain whether HUD will renew these contracts under terms that are consistent with the successful operations of the project (see note G).

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 28 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 20, 1999 on our consideration of Circle Terrace Associates Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD and DHCD-assisted programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.




/s/Reznick Fedder & Silverman
Bethesda, Maryland                                            Federal Employer
January 20, 1999                                          Identification Number:
                                                                 52-1088612


Audit Principal: Lester Kanis

                                 Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

                                                   BALANCE SHEET

                                                 DECEMBER 31, 1998

                                                      ASSETS



CURRENT ASSETS
1120 Cash - Operstions                                       $          232,306
1125 Cash - Entity                                                       80,337
1130 Tenant accounts receivable                                          15,651
1135 Accounts receivable - HUD                                          160,117
1140 Accounts and notes receivable - operations                           9,477
1145 Accounts and notes receivable - entity                                 860
1200 Miscellaneous prepaid expenses                                      78,039
                                                            -------------------

         Total current assets                                           576,787

DEPOSITS HELD IN TRUST - FUNDED
1191 Tenant deposits                                                     42,824

RESTRICITAD DEPOSITS AND FUNDED RESERVES
1310 Escrow deposits                                        75,274
1320 Reserve for replacements                              586,618
1330 Other reserves                                        233,968
                                                                        895,860
RENTAL PROPERTY
1410 Land                                                1,104,269
1420 Buildings                                          15,271,257
1440 Building and equipment - portable                      31,654
1460 Furnishings                                             8,378
1480 motor vehicles                                         18,340
1490 Miscellaneous fixed assets                             86,167
                                                            ------
                                                        16,520,065
1495 Less accumulated depreciation                       3,501,702
                                                         ---------
                                                                     13,018,363
OTHERASSETS
1520 Intangible assets, net of accumulated
         amortization of $99,195                                        207,725
                                                                        -------
                                                                     14,741,559
                                                                     ==========

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                                   December 31, 1998


                                    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
2110 Accounts payable                                                    77,228
2121 Accrued payroll taxes payable                                          178
2123 Accrued management fee payable                                      22,482
2131 Accrued interest payable - first mortgage                            2,393
2132 Accrued interest payable - second mortgage                          22,275
2134 Accrued interest payable - other loans/notes                         7,603
2160 Notes payable, current maturities                                    6,257
2170 Mortgage payable - first mortgage, current maturities               99,190
2172 Mortgage payable - second mortgage, current maturities             152,678
2174 Other loans/noted payable, current maturities                       46,346
2190 Miscellaneous current liabilities                                   21,144
2210 Prepaid revenue                                                      2,791

Total Current Liabilities                                               460,565

DEPOSITS LIABILITY
2191 Tenant deposits held in trust(contra)                               39,580

LONG TERM LIABILITIES
2133 Accrued interest payable -
     other loans/notes(surplus cash)                       103,030
2310 Notes payable, net of current maturities                5,648
2311 Notes payable - surplus cash                          550,000
2320 Mortgage payable - first mortgage,
     net of current maturities                           3,404,737
2322 Mortgage payable - second mortgage,
     net of current maturities                           3,188,620
2324 Other loans/notes payable,
     net of current maturities                           1,981,365

                                                                      9,233,400
CONTINGENCY                                                                   -
3130 PARTNERS' EQUITY (DEFICIT)                                       5,008,014
                                                                      ---------
                                                                   $ 14,741,559
                                                                     ==========
See notes to the Financial Statements

                                  Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                             Statement of Operations
                                                December 31, 1998

RENTAL REVENUE
5120 Rent revenue - gross potential                  $     335,564
5121 Tenant assistance payments                          1,958,686
                                                         ---------

     Total rental revenue                                            $2,294,250

VACANCIES
5220 Apartments                                            (13,871)
5250 Rental concessions                                     (2,830)
                                                           -------

     Total vacancies                                                    (16,701)

     Net rental revenue                                               2,277,549

FINANCIAL REVENUE
5410 Financial revenue - project operations                  8,469
5440 Revenue from investment - replacement reserve          15,228
                                                            ------

     Total financial revenue                                             23,697

OTHER REVENUE
5910 Laundry and vending                                    12,848
5920 Tenant charges                                          5,917
5990 Miscellaneous revenue                                   1,575
                                                             -----
     Total other revenue                                                 20,340
                                                                         ------
     Total revenue                                                    2,321,586
                                                                      =========

                                  Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                                December 31, 1998
ADMINISTRATIVE EXPENSES
6210 Advertising and marketing                               3,199
6250 Other renting expenses                                  1,749
6310 Office salaries                                       136,160
6311Office expenses                                         49,522
6320 Management fee                                        130,164
6331 Administrative rent free unit                           5,661
6340 Legal expense - project                                15,346
6350 Auditing expense                                        9,600
6351 Bookkeeping fees/accounting service                    16,368
6370 Bad debts                                              10,697
6390 Miscellaneous administrative expenses                  43,940
                                                            ------

Total administrative expenses                                           422,406

UTILITIES EXPENSE
6450 Electricity                                            28,145
6451 Water                                                  25,465
6452 Gas                                                    87,218

Total utility expense                                                   140,828


OPERATING AND MAINTENANCE EXPENSES
6510 Payroll                                               142,202
6515 Supplies                                               35,595
6520 Contracts                                              88,217
6525 Garbage and trash removal                              32,202
6530 Security payroll/contract                             139,709
6546 Heating/cooling repairs and maintenance                13,319
6548 Snow removal                                              571
6570 Vehicle and maintenance equipment operation and repairs26,639
6590 Miscellaneous operating and maintenance expenses       70,148
                                                            ------

Total operating and maintenance expenses                                548,602
TAXES AND INSURANCE
6710 Real estate taxes                                     126,078
6711 payroll taxes                                          26,199
6720 Property and liability insurance                       83,542
6723 Heath insurance and other employee benefits            21,323
                                                            ------
Total taxes and insurance                                               257,142

FINANCIAL EXPENSES
6820 Interest on mortgage payable                          395,638
6830 Interest on notes payable - long-term                   1,317
6850 Mortgage insurance premium/service charge              43,848
                                                            ------

Total financial expenses                                                440,803

DEPRECIATION AND AMORTIZATION
6600 Depreciation expense                                  571,976
6610 Amortization expense                                   14,004
                                                            ------
Total depreciation and amortization                                     585,980

CORPORATE OR MORTGAGOR ENTITY REVENUE AND EXPENSES
7140 Interest income                                       (12,945)
7141 Interest on notes payable                              22,000
7190 Other (revenue)/expenses                                  870
                                                               ---

Total corporate or mortgagor entity revenue and expenses                  9,925
                                                                          -----

Total expenses                                                        2,405,686
                                                                      ---------
Net income (loss)                                                       (84,100)
                                                                      =========
See notes to financial statements

                                  Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                      Statement of Partner's Equity/Deficit
                                          Year ended December 31, 1998

                             General partners    Limited partners       Total

Partners' equity (deficit),
    December 31, 1997            $217,228          $4,874,886        $5,092,114

Net income (loss)                    (841)            (83,259)          (84,100)
                                    -----             -------          --------

Partners' equity (deficit),
      December 31, 1998         $ 216,387         $ 4,791,627       $ 5,008,014
                                ---------         -----------       -----------
See notes to financial statements

                                  Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                              Statement of Cash Flows
                                            Year ended December 31, 1998

Cash flows from operating activities
Rental receipts                                                  $    2,277,573
Interest receipts                                                        23,697
Other operating receipts                                                 10,003
Administrative expenses paid                                           (129,954)
Management fees paid                                                   (130,164)
Utilities paid                                                         (140,167)
Salaries and wages paid                                                (418,071)
Operating and maintenance paid                                         (222,341)
Real estate taxes paid                                                 (216,629)
Property insurance paid                                                 (74,523)
Net tenant security deposits received (paid)                              3,150
Other operating expenses paid                                           (27,240)
Interest paid on mortgages                                             (397,965)
Interest paid on notes                                                   (1,482)
Mortgage insurance premium paid                                         (43,261)
Entity expenses received (paid)
Interest income                                                          12,945
Professional fees                                                          (870)
Interest expense                                                        (22,000)
                                                                       --------
Net cash provided by (used in) operating activities                     502,701

Cash flows from investing activities
Net withdrawals from mortgage escrows                                    33,718
Net deposits to reserve for replacements                                (99,768)
Net deposits to other reserves                                         (109,975)
Net purchases of fixed assets                                          (121,929)
                                                                      ---------
Net cash provided by (used in) investing activities                    (297,954)

Cash flow from financing activities
Mortgage principal payments                                            (284,552)
                                                                      ---------
Net cash provided by (used in) financing activities                    (284,552)
                                                                      ---------
NET INCREASE (DECREASE) IN CASH                                         (79,805)
Cash, beginning                                                         392,447
                                                                        -------
Cash, end                                                       $       312,642
                                                                ---------------

See notes to financial statements

                                  Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                      Statement of Cash Flows (continued)
                                          Year ended December 31, 1998

Reconciliation of net income (loss) to net
Cash provided by (used in) operating activities
Net income (loss)                                                 $     (84,100)
                                                                  -------------
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities
Depreciation                                                            571,976
Amortization                                                             14,004
Changes in asset and liability accounts
(Increase) decrease in assets
Tenant account receivable                                                 3,929
Miscellaneous prepaid expenses                                           10,195
Tenant security deposits funded                                          (1,990)
Increase (decrease) in liabilities
Accounts payable                                                         65,069
Accrued liabilities                                                     (81,146)
Accrued interest payable                                                 (2,492)
Tenant security deposits held in trust                                    5,140
Prepaid revenue                                                           2,116
                                                                          -----

Total adjustments                                                       586,801

Net cash provided by (used in) operating activities                   $ 502,701
                                                                      ---------

See notes to financial statements

                                  Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010
                                           Notes to Financial Statements
                                                December 31, 1998

NOTE A - ORGANIZATION





    Circle Terrace Associates Limited Partnership was organized under the laws of the State of Maryland on March 28, 1990, for the purpose of acquiring and operating a rental housing project under Section 236 of the National Housing Act. The project consists of 303 units located in Lansdowne, Maryland, and is currently operating under the name of Circle Terrace Apartments.

    Cash distributions are limited by agreements between the partnership and the United States Department of Housing and Urban Development (HUD) to an annual amount of $30,340 per year to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

    Each building of the project has qualified and been allocated low-income housing credits pursuant to Internal Revenue Code Section 42 ("Section 42") which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of these regulations during each of 15 consecutive years in order to remain qualified to receive the credits. In addition, Circle Terrace Associates Limited Partnership has executed an Extended Low-income Housing Agreement/Land Deed Restriction/Extended Use Commitment which requires the utilization of the project pursuant to Section 42 for a minimum of 30 years, even after the disposition of the project by the partnership.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Rental Property

    Rental property is recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method over a 27.5-year life. Personal property is recorded at cost and is depreciated over its estimated service life of five to seven years using accelerated methods. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations.

    Intangible Assets and Amortization

    Mortgage costs are amortized over the term of the respective loan using the effective interest method.

    Provision for Doubtful Accounts

    The  partnership  considers  accounts  receivable  to be fully  collectible;
    accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations upon such determination.

    Income Taxes

    No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

    Rental Income

    Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and tenants of the property are operating leases.

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    SFAS No. 121

    The partnership has implemented Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lives Assets which requires the partnership under certain circumstances to receive long-lived assets to determine if the carrying value exceeds the fair value. If the carrying value exceeds the fair value then recorded amounts of the assets will be reduced to their fair value.

NOTE C - MORTGAGES PAYABLE

    First Mortgage

    The partnership is obligated under the terms of a mortgage note which is insured by the Federal Housing Administration (FHA) and bears interest at the rate of 7%, less a varying interest subsidy in the current amount of $18,052 per month. Monthly payments of principal and interest in the reduced amount of $10,564 are due through maturity in February 2017. The total interest subsidy of $216,628 is reflected as a reduction of interest expense. Principal and accrued interest due at December 31, 1998 are $3,503,927 and $2,393, respectively.

    Under agreements with the mortgage lender and FHA, the partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

    Second Mortgage

    The partnership is obligated under the terms of a mortgage note in the original amount of $4,000,000, which is insured by the Maryland Housing Fund
    (MHF) payable to Crestar of Richmond, Virginia, Inc. The note bears interest at the rate of 8%. Monthly payments of principal and interest in the amount of $34,645 are due through maturity in December 2011. Principal and accrued interest due at December 31, 1998 are $3,341,298 and $22,275, respectively.

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


NOTE C - MORTGAGES PAYABLE (Continued)

    Third Mortgage

    The partnership is obligated under the terms of a mortgage note in the original amount of $2,227,330 payable to the Department of Housing and Community Development of the State of Maryland (CDA). The note bears interest at 4.5%. Monthly payments of principal and interest of $11,373 are due through July 1, 2023. Principal and accrued interest due at December 31, 1998 are $2,027,711 and $7,603, respectively.

    The liability of the partnership under the terms of all of these mortgages is limited to the underlying value of the real estate collateral plus deposits held by the lenders.

    Aggregate annual maturities of mortgages payable for each of the next five years and thereafter are as follows:

--------------------------------------------- -- ----------------
                           December 31, 1999  $          298,214
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2000             318,873
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2001             343,827
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2002             369,264
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2003             396,638
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                  Thereafter           7,146,120
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------

--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                              $        8,872,936
--------------------------------------------- -- ----------------

NOTE D - NOTES PAYABLE

    The partnership is obligated under the terms of an unsecured promissory note payable to Baltimore County, Maryland. Interest accrues at the rate of 4%. Annual interest payments commenced January 1, 1996. Annual payments of principal will be due commencing January 1, 2000 and will extend for 30 years through maturity on December 31, 2030. Payments may be made only to the extent of surplus cash as defined by HUD. Principal and accrued interest due at December 31, 1998 are $550,000 and $103,030, respectively.

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


NOTE D - NOTES PAYABLE (Continued)

    The partnership is obligated under the terms of a note payable for the purchase of a truck. The note bears interest at 8.75% and requires monthly payments of principal and interest of $588 through maturity in October 2000. The amount payable at December 31, 1998 is $11,905.

    Aggregate annual maturities of notes payable for each of the next five years and thereafter are as follows:

--------------------------------------------- -- ----------------
                           December 31, 1999  $            6,257
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2000               5,648
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2001                   -
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2002                   -
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                        2003                   -
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                  Thereafter             550,000
--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------

--------------------------------------------- -- ----------------
--------------------------------------------- -- ----------------
                                              $          561,905
--------------------------------------------- -- ----------------

NOTE E - RELATED PARTY TRANSACTIONS

    Working Capital Advances

    The general partner is obligated to make working capital advances to the partnership as needed, up to an aggregate of $100,000. Such advances are noninterest bearing and can be repaid out of available net cash flow as defined in the partnership agreement. No such advances were required as of December 31, 1998.

    In the event cash flow does not provide sufficient funds to pay the investor limited partner its minimum distribution, such amount required will be advanced by the general partner and will be considered a project expense loan to be paid from surplus cash after required distributions as defined in the partnership agreement.

    Insurance

    The sole shareholder of an affiliate of the general partner provided debt financing for the capitalization of LaMere Associates, Inc. (LaMere). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with the following insurance coverage provided to the partnership: property and liability, fidelity bond and auto. In connection with such insurance coverage, the partnership incurred $83,542 in premiums for the year ended December 31, 1998.

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


NOTE E - RELATED PARTY TRANSACTIONS (Continued)

    Shared Project Payroll Costs

    The site superintendent was shared with another project in the area and payroll costs were allocated based on time spent on each project.

    Computer Services

    In accordance with HUD Regulations 4381.5 Rev-2, Paragraph 6.38, the partnership uses the services of a computer consultant company to provide the following services: purchase and install personal computers and the related equipment and software for the project's rental office; provide training and technical support, and consult on software upgrades. Dynamic Information Services, Inc. (DIS), which is owned by a relative of an officer of the management company, is a licensed representative of Project Data Systems, Inc., a nationally known provider of computer system software for the subsidized housing industry. DIS derives 40% of its consulting service revenues from third-party clients not affiliated with the management company. In 1998, the partnership paid DIS $1,710 for technical support and training services based on billable hours.

    Laundry Lease

    The partnership has entered into a lease agreement with Moonbeam Equipment and Communications, LLC ("Moonbeam"), an affiliate of the general partner and management agent, which permits Moonbeam to install coin operated laundry equipment for use by the tenants.

    The partnership retains 55% of the income on the coin operated equipment as reimbursement of utility and janitorial expenses incurred by the partnership to maintain the common area laundry facilities; the balance is remitted to Moonbeam. The lease agreement expires in January 2023 and, among other terms, states that expenses relating to the maintenance and repair of the equipment are the obligation of Moonbeam.

    Moonbeam earned $9,591 from the proceeds of the laundry room collections during 1998. As of December 31, 1998, Moonbeam owes the partnership $860 for maintenance expenses relating to installed equipment, which was paid subsequent to December 31, 1998.

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


NOTE G - HOUSING ASSISTANCE PAYMENT (HAP) CONTRACT AGREEMENTS

    HUD has contracted with the partnership under the United States Housing Act of 1937 to make housing assistance payments to the partnership on behalf of qualified tenants. The terms of the contract covering 142 units expired on November 30, 1998 and the contract covering 161 units expired on November 30, 1997. The contracts do not have renewal options.

    Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, Congress set forth the legislation for a permanent
    "mark-to-market" program and provided for permanent authority for the renewal of Section 8 contracts. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. As such, the partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA. As of the date of the report, the partnership has extended both contracts from October 1, 1998 through September 30, 1999.

    It is uncertain whether HUD will renew these contracts under terms that are consistent with the successful operation of the project. The project is economically dependent upon the rental income received from both of its agreements. If HUD were not to extend either one, the project's operating cash flow would be adversely affected.


NOTE H - PARTNERS' CAPITAL CONTRIBUTIONS

    The partnership has one general partner - Cooperative Associates Limited Partnership and two limited partners - SLP, Inc. (the special limited partner) and Boston Financial Qualified Housing Tax Credits L.P. V, a Limited Partnership (the investor limited partner). The general partner has made capital contributions of $413,562. SLP, Inc. is required to make a capital contribution of $10. The investor limited partner has made capital contributions totaling $5,615,234.

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

NOTE I - CONTRACT WITH BALTIMORE COUNTY (IN LIEU OF TAXES)

    The partnership has entered into an agreement with Baltimore County, Maryland, whereby the partnership is to pay the County $162.50 per apartment unit per year (the minimum payment) in lieu of real estate taxes. To the extent there is net cash flow, as defined in the agreement, such amount is to be applied toward additional payments. The minimum payment has been increased 10% annually. The amount incurred during 1998 under the terms of this agreement was $58,329. This amount is included with other city and county real estate taxes in the statement of operations. The County has advised the partnership that $239,359 is due for additional taxes and interest applicable to 1992 through 1995 and has placed a lien on the property. The partnership believes that such payments are not due in accordance with the P.I.L.O.T. agreement. Such amount has not been recorded until this matter is resolved.

NOTE J - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

    All profits and losses are allocated 1% to the general partner and 99% to the investor limited partner.

    Cash flow, as defined in the partnership agreement, is to be distributed as follows:

    1.  99% to the investor  limited partner and 1% to the general partner until
        the  investor  limited  partner  has  received  distributions,   in  the
        aggregate, equal to the cumulative priority distribution.

    2. To the repayment of any project expense loans.

    3. To the general partner until it has received cumulatively an amount equal to the cumulative amount paid to the investor limited partner as defined above.

    4.  50% to the general partner and 50% to the investor limited partner.

    Gain, if any, from a sale, exchange or other disposition is allocable as follows:

    1. To all partners having negative balances in their capital accounts prior to the distribution of any sale or refinancing proceeds, an amount of such gain to increase their negative balance to zero.

    2. To each partner until the positive capital account balance is equal to the amount of cash available for distribution as a result of the transaction, as defined in the partnership agreement.

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

    NOTE J - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS (Continued)

    Loss from a sale is allocable as follows:

    1. To the partners in proportion to their positive capital account balances. In the event the loss is less than the sum of the positive capital accounts, the loss is to be allocated such that the resulting capital account balance is as near as possible to the amount of cash to be distributed as a result of the transaction.

    2.  1% to the general partner and 99% to the investor limited partner.

NOTE K - TAXABLE LOSS

    A reconciliation of the financial statement net loss to the income tax net loss of the partnership for the year ended December 31, 1998 is as follows:

Financial statement net loss                                  $         (84,100)
Excess depreciation for income tax purposes                             (13,329)
Prepaid rent                                                              2,791

Income net tax loss                                           $         (94,638)
                                                             ==================

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


NOTE L - INVESTMENT IN REAL ESTATE

    A reconciliation of the basis of the investment in real estate for financial reporting purposes to that for income tax purposes as of December 31, 1998 is as follows:

Investment in real estate for financial reporting            $       13,018,363
Excess accumulated depreciation for income tax purposes                 (53,042)
Interest expense portion of subsidy capitalized for
income tax purposes                                                     177,317

Investment in real estate for income tax purposes            $       13,142,638
                                                             ==================

NOTE M - CONCENTRATION OF CREDIT RISK

    The partnership maintains its cash balances and escrow in several banks. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. As of December 31, 1998, the uninsured portion of the cash balances held at two banks was $285,780.

NOTE N - CONTINGENCY

    The partnership's low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility and/or unit gross rent, or to correct noncompliance within a specified time period, could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the capital contributed by the investor limited partner.

    Baltimore County has advised the partnership that $239,359 is due for additional taxes and interest applicable to 1992 through 1995 and has placed a lien on the property. The partnership believes that such payments are not due in accordance with the P.I.L.O.T agreement. Such amount has not been recorded until this matter is resolved.


NOTE O - YEAR 2000 ISSUE (UNAUDITED)

    The Managing Agent/General Partner has assessed the partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the partnership's operation will be Year 2000 compliant, the partnership remains susceptible to consequences of the Year 2000 Issue.

                                              SUPPLEMENTAL INFORMATION

                                       SUPPORTING DATA REQUIRED BY HUD AND CDA

                                              SUPPLEMENTAL INFORMATION

                                       SUPPORTING DATA REQUIRED BY HUD AND CDA

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


                                                      - 54 -

ACCOUNTS AND NOTES RECEIVABLE (OTHER THAN FROM REGULAR TENANTS)

     ---------------------------------------------------------------------------------------------------------------
              Name of borrower                Original date         Terms      Original amount       Balance due
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     U.S. Department of Housing and         Oct. - Nov. 1998       Demand    $          160,117  $          160,117
         Urban Development
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------
     -----------------------------------------------------------------------
     Travelers                              Sept. - Oct. 1998      Demand    $           28,312  $            9,477
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
     Moonbeam                                   Dec. 1998          Demand    $              860  $              860
     ---------------------------------------------------------------------------------------------------------------

DELINQUENT TENANT ACCOUNTS RECEIVABLE

     ---------------------------------------------------------------------------------------------------------------
                                                                                    Number of           Amount
                                                                                     tenants           past due
                                                                                  ----------------------------------
                                                                                  ----------------------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 30 days                                                                      41  $            6,775
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 31-60 days                                                                    9               1,356
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent 61-90 days                                                                   13               2,131
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Delinquent over 90 days                                                                 19               5,389
     -----------------------------------------------------------------------------              --------------------
     -----------------------------------------------------------------------------              --------------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
                                                                                                 $           15,651
     -----------------------------------------------------------------------------              --------------------

CONTRIBUTIONS RECEIVABLE

     ---------------------------------------------------------------------------------------------------------------
     SLP, Inc.                                                                                   $               10
     ---------------------------------------------------------------------------------------------------------------


                                        SUPPLEMENTAL INFORMATION - CONTINUED

                                       SUPPORTING DATA REQUIRED BY HUD AND CDA

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

MORTGAGE ESCROW DEPOSITS

     --------------------------------------------------------------------------
     Estimated amount required as of December 31, 1998, for future payment of:
                                                                            ---
                                                                            ---
         City, state and county taxes (P.I.L.O.T)            $           38,632
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
         Property insurance                                              31,136
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
         Mortgage insurance                                               8,826
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
                                                                         78,594
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
     Amount on deposit in deficient of estimated requirements            (3,320)
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
     Total confirmed by mortgagee                            $           75,274
     --------------------------------------------------------------------------

RESERVE FOR REPLACEMENTS

    In accordance with the provisions of the regulatory agreement, restricted cash is held by Mellon Mortgage Company to be used for replacement of property with the approval of HUD as follows:

         ----------------------------------------------------------------------
         Balance at December 31, 1997                        $          486,850
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Monthly deposits
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
             $7,045 x 12                                                 84,540
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Interest earned                                                 15,228
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         Balance at December 31, 1998, confirmed by mortgagee        $  586,618
         ----------------------------------------------------------------------

RESIDUAL RECEIPTS RESERVE

                                                        NONE

ACCOUNTS PAYABLE

    ---------------------------------------------------------------------------
    Payable within 30 days                                   $           77,228
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Payable within 31-60 days                                                 -
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Payable within 61-90 days                                                 -
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Payable more than 90 days                                                 -
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
            Balance                                          $           77,228
    ---------------------------------------------------------------------------

ACCRUED EXPENSES

    ----------------------------------------------------------------------------------------------------------------
              Description                Basis for              Owed to              Date due      Amount accrued
                                          accrual
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Payroll taxes                          12/98              F.W.I./FICA              1/99      $              178
                                                          Rental Housing Management
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Management fee                         12/98           Management Partnership      1/99      $           22,482

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Interest - first mortgage              12/98                  HUD                  1/99      $            2,393
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Interest - second mortgage             12/98             Crestar Bank              1/99      $           22,275
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Interest - Baltimore County note       12/98           Baltimore County        Surplus cash  $          103,030
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Interest - third mortgage              12/98           State of Maryland           1/99      $            7,603
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Audit fee                              12/98          Reznick, Fedder and          2/99      $            3,536
                                                               Silverman
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Water and sewer                        12/98           City of Baltimore           2/99      $            6,392
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Utility reimbursement                  12/98                Tenants                1/99      $           10,821
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Payroll                                12/98               Employees               1/99      $              395
    ----------------------------------------------------------------------------------------------------------------


LETTERS OF CREDIT

                                                        NONE

LOANS AND NOTES PAYABLE (OTHER THAN MORTGAGES)

      ---------------------------------------------------------------------------------------------------------------
        Creditor      Interest     Collateral    Date incurred     Terms       Original amount       Balance due
                         rate
     -----------------------------------------------------------------------   -----------------   -----------------
     -----------------------------------------------------------------------   -----------------   -----------------

     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------
     Baltimore           4.0%       Unsecured        11/90        40 yrs     $          550,000  $          550,000
         County,
         Maryland
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
     GMAC               8.75%         Truck          11/97         3 yrs     $           18,096  $           11,905
     ---------------------------------------------------------------------------------------------------------------

MORTGAGES PAYABLE

    ---------------------------------------------------------------------------------------------------------------
                  Creditor                               Terms                 Original amount      Balance due
    ------------------------------------------------------------------------  ------------------  -----------------
    ------------------------------------------------------------------------  ------------------  -----------------

    ---------------------------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------------------------
    HUD                                            $10,564 per month         $        4,034,207  $       3,503,927
    ---------------------------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------------------------

    ---------------------------------------------------------------------------                ----
    ---------------------------------------------------------------------------                ----
    Crestar of Richmond, Virginia, Inc.            $34,645 per month         $        4,000,000  $       3,341,298
    ---------------------------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------------------------

    ---------------------------------------------------------------------------                ----
    ---------------------------------------------------------------------------                ----
    Department of Housing and Community            $11,373 per month         $        2,227,330  $       2,027,711
        Development of the State of
        Maryland
    ---------------------------------------------------------------------------------------------------------------

MORTGAGES PAYABLE FROM SURPLUS CASH

                                                        NONE

UNAUTHORIZED DISTRIBUTIONS OF PROJECT INCOME TO PARTNERS

                                                        NONE

IDENTITY OF INTEREST COMPANIES AND ACTIVITIES

     --------------------------------------------------------------------------------------------------------------
             Company name                       Services rendered                Amount paid       Amount payable
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Rental Housing Management                                                     $  130,164       $      22,482
         Partnership
                                               Property management
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Rental Housing Management                                                     $   16,368       $           -
         Partnership
                                                Accounting fees
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     LaMere Associates, Inc.                                                 $           83,542  $               -
                                      Insurance coverage
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------
     Dynamic Information              Equipment, software, technical         $            1,710  $               -
         Services, Inc.               support and training services
     --------------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
     Moonsbeam Equipment and          Laundry equipment                      $            8,731  $               -
         Communications, LLC
     --------------------------------------------------------------------------------------------------------------


                              SUPPLEMENTAL INFORMATION - CONTINUED

                             SUPPORTING DATA REQUIRED BY HUD AND CDA

                                  Year ended December 31, 1998
                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS

-------------------------------------------------------------------------------
Part A - Compute Surplus Cash
                                                          ---------------------
Cash (Accounts 1120, 1170 and 1191 less 2105)                $          275,130
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Tenant subsidy vouchers due for period covered by financial statements  160,117
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Other (describe in detail)                                                    -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
        Total cash                                                      435,247
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Accrued mortgage interest payable                                        32,271
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Delinquent mortgage principal payments                                        -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Delinquent deposits to reserve for replacements                               -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Accounts payable (due within 30 days)                                    77,228
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Loans and notes payable (due within 30 days)                                  -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Deficient tax, insurance or MIP escrow deposits                           3,320
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Accrued expenses (not escrowed)                                          43,804
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Prepaid revenue (Account 2210)                                            2,791
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Tenant security deposits liability (Account 2191)                        39,580
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Other current obligations (describe in detail)                                -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
    Contracted maintenance                          $         208,950
--------------------------------------------------------                   ----
-------------------------------------------------------------              ----
    Required maintenance                                       61,410   270,360
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
        Less total current obligations                                  469,354
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
        Surplus cash (deficiency)                             $         (34,107)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
------------------------------------------------------------------------------
Part B - Compute Distributions to Owners and Required Deposit to
           Residual Receipts
Surplus cash                                                 $             NONE
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Limited dividend projects
                                                          ---------------------
                                                          ---------------------
Annual distribution earned during fiscal period covered by the           30,340
statements
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Distribution accrued and unpaid as of the end of the prior fiscal period422,419
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Distributions and entity expenses or paid during fiscal period covered  (22,000)
    by the statements
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Amount remaining as distribution earned but unpaid                      430,759
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Amount available for distribution during next fiscal period  $                -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Deposit due residual receipts reserve                        $             NONE
-------------------------------------------------------------------------------

    Facsimile form HUD-93486

CHANGES IN FIXED ASSET ACCOUNTS

    ----------------------------------------------------------------------------------------------------------------
                                                                          Assets
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
                                       Balance 12/31/97       Additions          Deductions       Balance 12/31/98
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Land                              $       1,104,269  $                -  $                -  $        1,104,269
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Buildings                                15,248,985              22,272                   -          15,271,257
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Building equipment - portable                18,164              13,490                   -              31,654
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Furnishings                                   8,378                   -                   -               8,378
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Motor vehicles                               18,340                                       -              18,340
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Miscellaneous fixed assets                        -              86,167                   -              86,167
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
                                      $      16,398,136  $          121,929  $                -  $       16,520,065
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Accumulated depreciation          $       2,929,726  $          571,976  $                -  $        3,501,702
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ------------------------------------               ----                ----                ----
    ------------------------------------               ----                ----                ----
    Total net book value                                                                         $       13,018,363
    ------------------------------------               ----                ----                ---------------------

    Fixed Asset Detail

        Additions to Buildings Account


           --------------------------------------------------------------------
                            Item and quantity                            Amount
           --------------------------------------------------------------------

           --------------------------------------------------------------------
           --------------------------------------------------------------------

           Railings                                    $                  5,304
           --------------------------------------------------------------------
           Lighting fixtures                                              9,373
           --------------------------------------------------------------------
           Drains                                                         7,595
           --------------------------------------------------------------------
           --------------------------------------------------------------------

           --------------------------------------------------------------------
           --------------------------------------------------------------------
                                                       $                 22,272
           --------------------------------------------------------------------

        Additions to Building Equipment - Portable Account

           --------------------------------------------------------------------
                            Item and quantity                            Amount
           --------------------------------------------------------------------
           --------------------------------------------------------------------

           --------------------------------------------------------------------
           --------------------------------------------------------------------
           Security camera equipment                   $                  5,750
           --------------------------------------------------------------------
           --------------------------------------------------------------------
           Computer cabinets                                              7,740
           --------------------------------------------------------------------
           --------------------------------------------------------------------

           --------------------------------------------------------------------
           --------------------------------------------------------------------
                                                       $                 13,490
           --------------------------------------------------------------------

        Additions to Miscellaneous Fixed Assets Account

           --------------------------------------------------------------------
                            Item and quantity                            Amount
           --------------------------------------------------------------------
           --------------------------------------------------------------------

           --------------------------------------------------------------------
           --------------------------------------------------------------------
           Landscaping shrubs, trees                   $                 33,944
           --------------------------------------------------------------------
           --------------------------------------------------------------------
           Sidewalk replacement                                          52,223
           --------------------------------------------------------------------
           --------------------------------------------------------------------

           --------------------------------------------------------------------
           --------------------------------------------------------------------
                                                       $                 86,167
           --------------------------------------------------------------------

DETAIL OF ACCOUNTS - STATEMENT OF OPERATIONS

    MISCELLANEOUS ADMINISTRATIVE EXPENSES (ACCOUNT NO. 6390)

        -----------------------------------------------------------------------
        Payroll preparation                                  $            1,668
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
        License and fees                                                  6,516
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
        Travel                                                            3,129
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
        Resident services                                                19,000
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
        Miscellaneous                                                    13,627
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------

        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
                                                             $           43,940
        -----------------------------------------------------------------------

    OTHER OPERATING AND MAINTENANCE EXPENSES (ACCOUNT NO. 6590)

        -----------------------------------------------------------------------
        Extraordinary repairs                                $            2,566
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
        Alterations and improvements                                     29,230
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
        Appliances                                                       11,035
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
        Carpeting                                                        26,017
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
        Additional maintenance                                            1,300
        -----------------------------------------------------------------------
        -----------------------------------------------------------------------

        -----------------------------------------------------------------------
        -----------------------------------------------------------------------
                                                             $           70,148
        -----------------------------------------------------------------------

OTHER INFORMATION

    ---------------------------------------------------------------------------
    Total mortgage  principal  payments  required during the audit year
    (12 monthly payments). Applies to all direct loans and HUD-held and fully-insured mortgages. Any HUD-approved second mortgages are
    included.                                                          $284,552
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Total of 12 monthly deposits in the audit year made to the replacement reserve account, as required by the regulatory agreement, even if payments
    are temporarily suspended or reduced.                               $84,540
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ----------------------------------------------------------------------------
    Replacement  reserve and residual  receipts  reserve releases which are
    included as expense items on the statement of operations.             $   -
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Project improvement reserve releases under the flexible subsidy program which are included as expense items on the statement of operations. $ -
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    Mortgage payable note detail (Section 236 only)
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
        Interest reduction payments from subsidy             $          216,628
    ---------------------------------------------------------------------------


    ---------------------------------------------------------------------------
    Related party transactions detail:
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
                                  Entity name                       Amount paid
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------

                                                         ----------------------
                                                         ----------------------
    LaMere Associates, Inc.                                   $          83,542
                                         --------------------------------------
                                          -------------------------------------

                                                         ----------------------
                                                         ----------------------
    Dynamic Information Systems, Inc.                         $           1,710
                                         --------------------------------------
                                          -------------------------------------

                                                         ----------------------
                                                         ----------------------
    Rental Housing Management Partnership                     $          16,368
                                          -------------------------------------
                                         --------------------------------------

                                                         ----------------------
                                                         ----------------------
    Rental Housing Management Partnership                     $         130,164
                                           ------------------------------------
                                         --------------------------------------

                                                         ----------------------
                                                         ----------------------
    Moonbeam Equipment and Communications, LLC                $           8,731
                                              ---------------------------------

                               INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL


To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 20, 1999. We have also audited Circle Terrace Associates Limited Partnership's compliance with specific requirements applicable to major HUD-assisted and DHCD-assisted programs and have issued our report thereon dated January 20, 1999.

         We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General and the Audit Guide issued by the Maryland Department of Housing and Community Development. Those standards and the two guides require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Circle Terrace Associates Limited Partnership complied with laws and regulations, noncompliance with which would be material to major HUD-assisted and DHCD-assisted programs.

         The management of the partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted and DHCD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in internal control, errors, fraud or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design of controls may deteriorate.

         In planning and performing our audits of the partnership for the year ended December 31, 1998, we obtained an understanding of the design of the relevant controls and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the partnership's financial statements and on its compliance with specific requirements applicable to major HUD-assisted and DHCD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

         We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that we considered relevant to preventing or detecting material noncompliance with specific requirements that are applicable to the partnership's HUD-assisted and DHCD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

         Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted or DHCD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above.

         This report is intended solely for the information and use of the audit committee, management, others within the organization, the Department of Housing and Urban Development and the Maryland Department of Housing and Community Development and is not intended to be and should not be used by anyone other than these specified parties.



/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 1999

                                    INDEPENDENT AUDITORS' REPORT ON
                                COMPLIANCE WITH SPECIFIC REQUIREMENTS
                          APPLICABLE TO MAJOR HUD AND DHCD-ASSISTED PROGRAMS


To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 20, 1999.

         We have also audited Circle Terrace Associates Limited Partnership's compliance with specific program requirements governing federal financial reports; mortgage status; replacement reserve; residual receipts; security deposits; cash receipts and disbursements; distributions to owners; tenant application, eligibility, and recertification; and management functions that are applicable to its major HUD-assisted and DHCD-assisted programs for the year ended December 31, 1998. The management of Circle Terrace Associates Limited
Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit of compliance with specific program requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General and the Audit Guide issued by the Maryland Department of Housing and Community Development. Those standards and the two guides require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Circle Terrace Associates Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, Circle Terrace Associates Limited Partnership complied, in all material respects, with the specific program requirements that are applicable to its major HUD-assisted and DHCD-assisted programs for the year ended December 31, 1998.

         This report is intended solely for the information and use of the audit committee, management, others within the organization, the Department of Housing and Urban Development and the Maryland Department of Housing and Community Development and is not intended to be and should not be used by anyone other than these specified parties.




/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 1999

                                     INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                                      WITH SPECIFIC REQUIREMENTS APPLICABLE TO
                                         FAIR HOUSING AND NON-DISCRIMINATION

To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 20, 1999.

         We have applied procedures to test Circle Terrace Associates Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted and DHCD-assisted programs for the year ended December 31, 1998.

         Our procedures were limited to the applicable procedures described in the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Circle Terrace Associates Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This report is intended solely for the information and use of the audit committee, management, others within the organization, the Department of Housing and Urban Development and the Maryland Department of Housing and Community Development and is not intended to be and should not be used by anyone other than these specified parties.



/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 1999

                                     INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                                        WITH LAWS AND REGULATIONS APPLICABLE
                                             TO THE FINANCIAL STATEMENTS

To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the financial statements of Circle Terrace Associates Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 20, 1999.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

         Compliance with laws, regulations, contracts, and grants applicable to Circle Terrace Associates Limited Partnership is the responsibility of Circle Terrace Associates Limited Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Circle Terrace Associates Limited
Partnership's compliance with certain provisions of laws, regulations, contracts, and grants. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

         This report is intended solely for the information and use of the audit committee, management, others within the organization, the Department of Housing and Urban Development and the Maryland Department of Housing and Community Development and is not intended to be and should not be used by anyone other than these specified parties.

/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 1999

CLIENT NAME  Circle Terrace Associates Limited Partnership

PROJECT NUMBER  28.04.0010                                         ANNUAL AUDIT
                                                                  QUESTIONNAIRE
FISCAL YEAR END  December 31, 1998                                 CDA PROJECTS
                -------------------------------------------------------


    Answers to these questions should be based upon a review of procedures and/or an actual test of transactions. Answers indicative of an adverse condition must be described in the audit report unless the mortgagor has written permission from DHCD to deviate from the requirements of law, regulation, contract or grant.

--------------------------------------------------------------------------------------------------------------------
Examination Status                                                                Yes, No or N/A        Working
                                                                                 (Not Applicable)        Paper
                                                                                                       Reference
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
1.   Mortgage Status
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Are payments on all mortgages current?                                        Yes                AA-1
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 1                                                                    Yes                AA-2
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 2                                                                    Yes                AA-4
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 3
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 4
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Position 5
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  Has the  mortgagor  complied  with the terms and  conditions of the           Yes
         Regulatory Agreement and/or workout agreements?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
2.   Books and Records
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Are  a  complete   set  of  books  and  records   maintained   in  a          Yes                 CF
         satisfactory manner?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  Does the mortgagor make frequent  postings (at least monthly) to the          Yes                 CF
         ledger accounts?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
3.   Cash Activities
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Are the cash receipts deposited in the name of the project in a               Yes                A-1
         bank whose deposits are federally-insured?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  Are security  deposits kept separate and apart from all other funds           Yes                A-10
         of the project in an insured institution?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     c.  Does the mortgagor  keep  sufficient  funds in the security  deposit          Yes                DD-1
         account  to  equal  or  exceed  the  aggregate  of  all  outstanding obligations to the tenants?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     d.  Does the owner or his/her  management agent have a fidelity bond in           Yes                 CF
         an  amount  at least  equal to the  requirements  of the  Regulatory
         Agreement which provides coverage for all employees  handling assets of the project?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     e. Did cash disbursements exclude payments for items listed below:
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         1)   Legal expenses incurred in the sale of partnership interest?             Yes
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         2)   The fee for the preparation of a partner's,  shareholder's  or           Yes
              individual's federal, state or local income tax returns?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         3)   Advice to an owner on tax consequences of foreclosure?                   Yes
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         4)   Reimbursement  to the owners or  affiliates  while the mortgage          Yes
              is  in  default,  or  under  workout   arrangements  for  prior
              advances,   capital  expenditures  and/or  project  acquisition
              costs?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         5)   Letter of credit fees?                                                   Yes
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     f.  Were  distributions  made to, or on behalf of,  the  owners  limited to those  authorized by the Regulatory  Agreement or the  distributions in accordance with prior written  approval of CDA while the project was in a "surplus cash" position?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         NOTE
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         1)   Distribution to nonprofit mortgagor entities or principals may not be permitted by the Regulatory Agreement.
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         2)   The use of rental  proceeds  to pay for costs  included  in the          N/A
              mortgagor's costs certification are unauthorized  distributions of project income.
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     g.  Was surplus  cash  available  for payment on cash flow debt per the           N/A
         Deed of Trust and Note?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     h.  Were residual  receipts  deposited with the mortgagee within 90 days          N/A
         after the close of the mortgagor's fiscal year?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     i.  Were excess rental  collections in Section 236 projects  remitted to          N/A
         HUD each month?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     j. Does the mortgagor have a formal collection policy?                            Yes               HUD-Q
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     k.  Is the collection policy enforced?                                            Yes               HUD-Q
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     l.  Do tenant accounts  receivable  consist  exclusively of amounts due           Yes                 B-1
         from tenants?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     m.  Have  "write-offs"  of  tenants'  accounts  been less than 1% of the          Yes                 11
         gross rents?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     n.  Are accounts receivable other than tenants' receivables composed               No                 B-3
         exclusively of amounts due from unrelated persons or firms?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     o.  Were there  indications  that  payments for  services,  supplies or           Yes
         materials were consistent with amounts normally paid for such services?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     p.  If applicable,  were utility allowance payments to residents paid on          Yes             Lease test
         a monthly basis?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
4.   Management Compensation
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Was  compensation  to the  management  agent  limited to the amounts          Yes                 20
         prescribed in the management agreement as written or amended?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
5.   Rents and Occupancy
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Is the gross potential  income from apartments equal to or less than          Yes                 10
         that approved by DHCD?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  In subsidized projects, are dwelling unit contract rental rates and           Yes
         Fair  Market  rental  rates in Section 236  projects  the same as those approved by DHCD?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
6.   DHCD/HUD Subsidy Payments (Section 8/RAP Projects Only)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     a.  Were the amounts  requested from DHCD/HUD  adequately  supported by           Yes
         the accounting records?
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     b.  Were subsidy payments received recorded in the proper accounts?               Yes
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------                 ----
---------------------------------------------------------------------------------                 ----
7.   Ownership Interest
---------------------------------------------------------------------------------                 ----
---------------------------------------------------------------------------------                 ----

---------------------------------------------------------------------------------                 ----
---------------------------------------------------------------------------------                 ----
     a.  Were any changes of  stockholders  or  investors  during the current          N/A
         fiscal  year  approved by DHCD?  (provide a schedule of  significant changes)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------                 ----
---------------------------------------------------------------------------------                 ----
     b.  Were any  dividends  paid or other  distribution  made to  owners or           No
         stockholders  including  distribution,  purchase or redemption of stock that is not reflected in the equity  statement?  (provide a schedule of payments or distributions)
--------------------------------------------------------------------------------------------------------------------

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

/s?Nanas, Stern, Biers, Neinstein and Co. LLP
January 28, 1998

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


                                                                    SCHEDULE III

                                 STRATHERN PARK
                        COMPUTATION OF RESIDUAL RECEIPTS
                                DECEMBER 31, 1997



Net income (loss) as of December 31, 1997                                                                  $    (1,344,338)


ADD:          Depreciation                                                            $        775,459
              Amortization                                                                      17,967
              Community Redevelopment Agency loan interest                                     322,259
              Housing Development Grant loan interest                                          362,537
              Approved releases from reserve for replacements                                   38,067
              Releases from reserve for replacements                                            39,880            1,556,169
                                                                                         --------------      ---------------

                                                                                                                    211,831

LESS:         Principal payments on mortgage                                                  (69,492)
              Deposits to reserve for replacements                                            (82,055)
              Payments for capital expenditures                                                (4,626)            (156,173)
                                                                                         --------------      ---------------




RESIDUAL RECEIPTS, as defined in the partnership agreement
     at December 31, 1997                                                                                  $         55,658
                                                                                                             ===============



STRATHERN PARK
DECEMBER 31, 1998

                          INDEPENDENT AUDITORS' REPORT


The Partners
Strathern Park
Los Angeles, California


We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 1998 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

February 3, 1999

                                                     STRATHERN PARK
                                                      BALANCE SHEET
                                                    DECEMBER 31, 1998



ASSETS


Cash and cash equivalents (Note 5)                                                                $             89,129
Receivables                                                                                                     24,068
Reserve for replacements  (Note 5)                                                                             187,249
Tenant security deposits  (Note 5)                                                                             113,365

Rental property - at cost (Note 2)
             Land                                                            $          5,889,320
             Buildings                                                                 19,042,548
             Equipment and furnishings                                                    949,223
                                                                               -------------------
                                                                                       25,881,091
             Less:  accumulated depreciation                                          (5,972,453)           19,908,638
                                                                               -------------------

Other assets
             Syndication fee  (Net of accumulated amortization
                  of $130,186)                                                                                 588,481
                                                                                                    -------------------

             TOTAL ASSETS                                                                         $         20,910,930
                                                                                                    ===================






Accounts payable and accrued expenses                                                             $             66,386
Tenant security deposits                                                                                       112,707
Accrued interest payable  (Note 2)                                                                           4,609,113
Long term debt  (Notes 2 and 5)                                                                             17,428,457
                                                                                                    -------------------

             TOTAL LIABILITIES                                                                              22,216,663

                                                                                                                15,419

                                                                                                           (1,321,152)
                                                                                                    -------------------

             TOTAL LIABILITIES AND PARTNERS' EQUITY                                               $         20,910,930
                                                                                                    ===================

See Accompanying auditors' report.
The notes are an integral part of these financial statements.



                                                     STRATHERN PARK
                                              STATEMENT OF PARTNERS' EQUITY
                                              YEAR ENDED DECEMBER 31, 1998



                                         Profit           Balance             Net            Distri-           Balance
                                        and Loss          January            Loss            butions          December
                                       Percentage         1, 1998        for the year         Paid            31, 1998
                                      --------------   --------------    --------------   --------------    --------------
GENERAL PARTNER

  Safran Associates Investment
      Partnership II, A California
      Limited Partnership                  1%        $      (72,184)   $      (13,008)  $         (334)   $      (85,526)


CLASS A LIMITED PARTNER

  Safran Associates Investment
      Partnership II, A California
      Limited Partnership                  4%              (296,841)          (52,032)          (1,336)         (350,209)


INVESTOR LIMITED PARTNER

  Boston Financial Qualified
      Housing Tax Credits L.P.V., A
      Massachusetts Limited
      Partnership                          95%               382,071       (1,235,763)         (31,725)         (885,417)


SPECIAL LIMITED PARTNER

  S L P  90, Inc.                          ---              ---               ---              ---               ---
                                                       --------------    --------------   --------------    --------------


                                                     $        13,046   $   (1,300,803)  $      (33,395)   $   (1,321,152)
                                                       ==============    ==============   ==============    ==============



See Accompanying auditors' report.
The notes are an integral part of these financial statements.

                                                      STRATHERN PARK
                                                  STATEMENT OF OPERATIONS
                                               YEAR ENDED DECEMBER 31, 1998




INCOME

             Gross potential - rents                                                     $     1,574,908
             (Vacancies)                                                                        (28,013)
             Interest                                                                              8,845
             Miscellaneous                                                                        45,666
                                                                                           --------------

                          TOTAL INCOME                                                                     $      1,601,406



EXPENSES  (Note 4)

             Administrative expense                                                              187,108
             Management fees                                                                     124,605
             Utilities                                                                           154,049
             Operating and maintenance expense                                                   223,717
             Taxes and insurance                                                                 183,784
             Interest expense - Mortgage note payable                                            567,918
             Interest expense - Notes payable                                                    684,115
             Depreciation and amortization                                                       776,913
                                                                                           --------------

                          TOTAL EXPENSES                                                                          2,902,209
                                                                                                              --------------





NET LOSS                                                                                                   $    (1,300,803)
                                                                                                              ==============




See Accompanying auditors' report.
The notes are an integral part of these financial statements.



                                                      STRATHERN PARK
                                                  STATEMENT OF CASH FLOWS
                                               YEAR ENDED DECEMBER 31, 1998


                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
        Net Loss                                                                                          $     (1,300,803)

        Adjustments to reconcile net loss to net cash provided by operating activities:

               Depreciation and amortization                                       $         776,913

               (Increase)/Decrease in -
                           Receivables                                                         3,935
                           Tenant security deposits                                            6,977

               (Decrease)/Increase in -
                           Accounts payable and accrued expenses                             (6,435)
                           Accrued interest payable                                          668,898
                           Security deposits                                                   6,098
                           Deferred income                                                   (5,185)
                                                                                     ----------------

               Total Adjustments                                                                                  1,451,201
                                                                                                            ----------------

               Net Cash Provided by Operating Activities                                                            150,398

CASH FLOWS FROM INVESTING ACTIVITIES

        Deposits to reserve for replacements                                                (86,489)
        Releases from reserve for replacements                                                38,067
                                                                                     ----------------

               Net Cash Used in Investing Activities                                                               (48,422)

CASH FLOWS FROM FINANCING ACTIVITIES

        Principal payments on mortgage                                                      (54,502)
        Distributions paid                                                                  (33,395)
                                                                                     ----------------

               Net Cash Used in Financing Activities                                                               (87,897)
                                                                                                            ----------------

               Net Increase in Cash and Cash Equivalents                                                             14,079

Cash and cash equivalents at January 1, 1998                                                                         75,050
                                                                                                            ----------------

Cash and cash equivalents at December 31, 1998                                                            $          89,129
                                                                                                            ================

SUPPLEMENTAL DISCLOSURE OF CASH FROM INFORMATION:

Cash paid during the year for interest                                                                    $         590,181
                                                                                                            ================
See Accompanying auditors' report.
The notes are an integral part of these financial statements.


                                                     STRATHERN PARK
                                              NOTES TO FINANCIAL STATEMENTS
                                                    DECEMBER 31, 1998


Note 1      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                              Classification                          Life
                           ---------------------                ---------------
                           Buildings                                27.5 Years
                           Equipment and furnishings                 5-7 Years

                  Amortization - amortization of syndication costs is computed using the straight line method over a period of 10 years.

                                 Strathern Park
                          Notes to Financial Statements
                                December 31, 1998

Note 1      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

            Income Taxes - The project receives low-income tax credits provided under Section 42 of the Internal Revenue Code. Also, no provision for income taxes has been included since the income or loss of the partnership as well as the tax credits are required to be reported by the respective partners on their separate income tax returns.


Note 2      LONG TERM DEBT

                  Mortgage note payable, secured by First Deed of Trust, requiring monthly payments of $51,913, including interest at 9.41% per annum, maturing

                  February, 2022.                                                  $      5,804,177

                  Note payable  secured by Second Deed of Trust,  payable to the
                  Community Redevelopment Agency of the City of Los Angeles with interest at 7% per annum.  Interest  accrues  from the date of issuance  of the  first  certificate  of  occupancy  which  is
                  December 26, 1991. Unpaid principal  together with all accrued and  unpaid  interest  are due and  payable  in full  upon the maturity of the primary  permanent loan, but not later than 40 years from date of issuance.  Principal and interest  payments may be made in annual  installments from the residual receipts of the project,  as the term  residual  receipts is defined in
                  the  loan  agreement.   The  note  was  funded  by  a  Housing
                  Development Grant from the United States Department of Housing and Urban Development. The terms of the Grant agreement impose certain  restrictions  on the use of the  Grant  proceeds  and operating  policies of the  partnership.  Accrued  interest on this note at December 31, 1998 amounted
                  to $2,456,728.                                                            5,179,105

                  Note  payable  secured by Third Deed of Trust,  payable to the
                  Community  Redevelopment  Agency  of the City of Los  Angeles,
                  with interest at 5% per annum.  Interest accrues from the date of issuance of the first  certificate  of  occupancy  which is
                  December 26, 1991. Unpaid principal  together with all accrued and  unpaid  interest  are due and  payable  in full  upon the maturity of the primary  permanent loan, but not later than 40 years from date of issuance.  Principal and interest  payments may be made in annual  installments from the residual receipts of the project,  as the term  residual  receipts is defined in the loan agreement. Accrued interest on this note at
                  December 31, 1998 amounted to $2,152,385.                                 6,445,175
                                                                                         ---------------

                                                                                   $       17,428,457
                                                                                         ===============


                                 Strathern Park
                          Notes to Financial Statements
                                December 31, 1998




Note 2      LONG TERM DEBT  (Cont.)

            Maturities of long term debt as of December 31, 1998 for the succeeding five years are as follows:

                  Years ended December 31,
                           1999                                     72,337
                           2000                                     77,942
                           2001                                     87,318
                           2002                                     96,023
                           2003                                    105,596
                           Thereafter                           16,989,241
                                                             ---------------
                                                         $      17,428,457
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

    1) 40% to the Community Redevelopment Agency of the City of Los Angeles(CRA)

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

                                 Strathern Park
                          Notes to Financial Statements
                                December 31, 1998


Note 4      RELATED PARTY TRANSACTIONS

            There were no direct compensation payments to the partners during the year. However, there were related party transactions which occurred which are set forth below:

                                                                                           (Income)           Receivable
                                                                                           Expense            (Payable)
                                                                         Account           for the           At December
                          Name                      Description            No.               Year              31, 1998
            ---------------------------------   --------------------  ---------------   ---------------     ---------------

            Thomas Safran and
              Associates, Inc.(TS&A)            Management fee             6320      $          95,685    $         (1,648)

            Apartment Investment and
            Managemet Company
            (AIMCO)/Insignia Residential
            Group, Inc. (IRG)                   Management fee             6320                 28,920                 ---
                                                                                        ---------------     ---------------

                                                                                     $         124,605    $         (1,648)
                                                                                        ===============     ===============

      The general partner has a direct ownership interest in TS&A listed above.

            Thomas Safran & Associates, Inc. (TS&A) has subcontracted certain accounting and supervisory functions to Insignia Residential Group
            (IRG) for a period of two years commencing August 1, 1997. On October 1, 1998, IRG merged with Apartment Investment and Management Company (AIMCO) which took over IRG's management function. TS&A will continue to be the managing agent and AIMCO will report to them on a monthly basis. The agreement among TS&A, AIMCO and the Project provides a portion of the approved management fees to be paid to AIMCO for their services.


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

                                 Strathern Park
                          Notes to Financial Statements
                                December 31, 1998


Note 5      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

                                                                                                December 31, 1998
                                                                                        -----------------------------------
                                                                                           Carrying              Fair
                                                                                            Amount              Value

            Cash and Short Term Investments                                          $         389,743 $           389,743
            Long Term Debt  (First Deed of Trust)                                          (5,804,177)         (5,804,177)
            Long Term Debt  (Second & Third Deed of Trust)                                (11,624,280)        (11,624,280)


Note 6      YEAR 2000 ISSUE

            The General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the partnership's operations will be 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.


----------------------------------------------------------------------------------------------------------------------------
                                                      STRATHERN PARK
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                            BOSTON FINANCIAL QUALIFIED HOUSING
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                   BALANCE SHEET FORMAT
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                     DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
   ASSETS
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1110      Petty cash                                                           $            800
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1120      Cash in bank                                                                   88,329
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1130      Tenant accounts receivable                                                     23,200
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1140      Other accounts receivable                                                         868
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1191      Tenant security deposits                                                      113,365
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              Total Current Assets                                                         $        226,562
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
RESERVES AND DEPOSITS
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1320      Reserve for replacements                                                                           187,249
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
FIXED ASSETS
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1410      Land                                                                        5,889,320
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1420      Buildings                                                                  19,042,548
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1450      Furniture                                                                     949,223
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                            25,881,091
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       4100      Less:  accumulated depreciation                                           (5,972,453)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              Total Fixed Assets                                                                 19,908,638
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       1820      Syndication fee  (Net of accumulated amortization
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                      of $130,186)                                                                                  588,481
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              TOTAL ASSETS                                                                 $     20,910,930
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

See Accompanying auditors' report.


----------------------------------------------------------------------------------------------------------------------------
                                                      STRATHERN PARK
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                            BOSTON FINANCIAL QUALIFIED HOUSING
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                   BALANCE SHEET FORMAT
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                     DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
      LIABILITIES AND PARTNERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       2110      Accounts payable                                                     $         19,354
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                 1st mortgage accrued interest payable                                          47,032
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       2191      Tenant security deposits                                                      112,707     $        179,093
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
MORTGAGE NOTE PAYABLE CURRENT PORTION
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                 1st mortgage note payable current portion                                                           72,337
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              Total Current Liabilities                                                             251,430
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
LONG TERM LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                 Accrued interest payable - notes
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              2nd mortgage note payable                                      2,456,728
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              3rd mortgage note payable                                      2,152,385
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                 Mortgage notes payable
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       2321                   1st mortgage note payable                                      5,731,840
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       2322                   2nd mortgage note payable                                      5,179,105
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       2323                   3rd mortgage note payable                                      6,445,175           17,356,120
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
OTHER LONG TERM LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       2210      Deferred income                                                                                     15,419
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              Total Long Term Liabilities                                                        21,980,652
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
PARTNERS'  EQUITY
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       3130      Limited partners' equity                                                  (1,235,626)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
       3131      General partners' equity                                                     (85,526)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              Total Partners' Equity                                                            (1,321,152)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                              TOTAL LIABILITIES AND PARTNERS' EQUITY                                       $     20,910,930
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

See Accompanying auditors' report.

                                                      STRATHERN PARK
                                           BOSTON FINANCIAL QUALIFIED HOUSING -
                                                  STATEMENT OF OPERATIONS
                                               YEAR ENDED DECEMBER 31, 1998



REVENUE

              Rent revenue
       5120      Apartments                                                          $       1,500,682
       5121      Tenant assistance payments                                                     61,056
       5130      Furniture and equipment                                                            -
       5140      Stores and commercial                                                          13,170
       5170      Garage and parking                                                                 -
       5180      Flexible subsidy income                                                            -
       5190      Miscellaneous                                                                      -
                                                                                       ----------------

                              Total rent revenue                                                         $        1,574,908

              Vacancies
       5220      Apartments                                                                   (28,013)
       5240      Stores and commercial                                                             -
       5270      Garage and parking                                                                -
       5290      Miscellaneous                                                                     -
                                                                                       ----------------

                              Total Vacancies                                                                      (28,013)
                                                                                                            ----------------


              Net Rental Revenue                                                                                  1,546,895

              Financial Revenue
       5410      Interest Income - operations                                                    2,589
       5430      Interest Income - residual receipts                                                 -
       5440      Interest income - replacement reserve                                           4,403
       5490      Interest income - miscellaneous                                                 1,853
                                                                                       ----------------

                              Total Financial Revenue                                                                 8,845

              Other Revenue
       5910      Laundry and vending                                                            31,897
       5920      NSF and late charges                                                            7,667
       5930      Damages and cleaning fees                                                       3,522
       5940      Forfeited tenant security deposit                                                 406
       5990      Other revenue                                                                   2,174
       5991      Non-cash revenue                                                                    -
                                                                                       ----------------

                              Total Other Revenue                                                                    45,666
                                                                                                            ----------------


NET REVENUE                                                                                              $        1,601,406
                                                                                                            ================

See Accompanying auditors' report.

                                                     STRATHERN PARK
                                          BOSTON FINANCIAL QUALIFIED HOUSING -
                                                 STATEMENT OF OPERATIONS
                                              YEAR ENDED DECEMBER 31, 1998



EXPENSES
              Administrative Expenses
       6210      Advertising                                                        $           4,739
       6250      Other renting expense                                                          6,368
       6310      Office salaries                                                               20,650
       6311      Office supplies                                                               47,953
       6320      Management fee                                                               124,605
       6330      Manager or superintendent salary                                              55,737
       6331      Manager's rent free unit                                                           -
       6340      Legal expenses  (project)                                                      9,498
       6350      Auditing expenses  (project)                                                   9,500
       6351      Bookkeeping fees/accounting services                                               -
       6360      Telephone and answering service                                               11,496
       6370      Bad debts                                                                     21,167
       6390      Miscellaneous administrative expenses                                              -
                                                                                      ----------------

                              Total Administrative Expenses                                             $         311,713

              Utilities Expenses
       6420      Fuel oil/coal                                                                      -
       6450      Electricity                                                                   44,769
       6451      Water                                                                         69,736
       6452      Gas                                                                            7,411
       6453      Sewer                                                                         32,133
                                                                                      ----------------

                              Total Utilities Expenses                                                            154,049

              Operating & Maintenance
       6510      Janitor and cleaning payroll                                                       -
       6515      Janitor and cleaning supplies                                                  7,998
       6517      Janitor and cleaning contract                                                      -
       6519      Exterminating payroll/contract                                                 1,106
       6520      Exterminating supplies                                                             -
       6525      Garbage and trash removal                                                     16,500
       6530      Security payroll/contract                                                     19,673





See Accompanying auditors' report.

                                                     STRATHERN PARK
                                          BOSTON FINANCIAL QUALIFIED HOUSING -
                                                 STATEMENT OF OPERATIONS
                                              YEAR ENDED DECEMBER 31, 1998



EXPENSES  (Cont.)
              Operating & Maintenance  (Cont.)
       6535      Grounds payroll                                                    $               -
       6536      Grounds supplies                                                               5,015
       6537      Grounds contract                                                              30,839
       6540      Repairs payroll                                                               66,955
       6541      Repairs material                                                              23,209
       6542      Repairs contract                                                              23,117
       6545      Elevator maintenance/contract                                                      -
       6546      Heating/cooling repairs and maintenance                                        3,321
       6547      Swimming pool maintenance/contract                                                 -
       6548      Snow removal                                                                       -
       6560      Decorating payroll/contract                                                   18,677
       6561      Decorating supplies                                                            7,307
       6570      Other, gasoline                                                                    -
       6590      Miscellaneous operating and maintenance                                            -
                                                                                      ----------------

                              Total Operating and Maintenance                                           $         223,717

              Taxes and Insurance
       6710      Real estate taxes                                                            122,658
       6711      Payroll taxes (FICA)                                                          11,399
       6719      Miscellaneous taxes, licenses                                                  3,872
       6720      Property and liability insurance                                              27,431
       6721      Fidelity bond insurance                                                            -
       6722      Workmen's compensation                                                         5,686
       6723      Health insurance and other benefits                                           12,238
       6729      Other insurance                                                                    -
       6790      Miscellaneous taxes and insurance                                                  -
                                                                                      ----------------

                              Total Taxes and Insurance                                                           183,284

              Interest on Mortgage Notes
       6821      Interest on 1st mortgage                                                                         567,918





See Accompanying auditors' report.

                                                     STRATHERN PARK
                                          BOSTON FINANCIAL QUALIFIED HOUSING -
                                                 STATEMENT OF OPERATIONS
                                              YEAR ENDED DECEMBER 31, 1998



EXPENSES  (Cont.)
              Other Financial Expenses
     6690        Amortization                                                       $          17,967
     6830        Interest on notes payable (long term)                                        684,115
     6850        Mortgage insurance premium                                                         -
     6890        Miscellaneous financial expenses                                                 500
     6895        Non-cash expense                                                                   -
                                                                                      ----------------

                              Total Financial Expenses                                                  $         702,582
                                                                                                           ---------------

TOTAL EXPENSES BEFORE DEPRECIATION                                                                              2,143,263
                                                                                                           ---------------

PROFIT (LOSS) BEFORE DEPRECIATION                                                                               (541,857)

     6600        Depreciation                                                                                     758,946
                                                                                                           ---------------

OPERATING PROFIT (LOSS)                                                                                       (1,300,803)

                 Other Expenses Prior Period (Entity)                                                              ---
                                                                                                           ---------------


NET PROFIT  (LOSS)                                                                                      $     (1,300,803)
                                                                                                           ===============


                 1st mortgage principal payment                                                         $          54,502
                 2nd mortgage principal payment                                                                    ---
                 3rd mortgage principal payment                                                                    ---
                                                                                                           ---------------

                                          Total mortgage principal payments                             $          54,502
                                                                                                           ===============


                 Actual replacement reserve deposits                                                    $          86,489
                 Replacement or painting reserve releases                                               $        (38,067)
                 Cash subsidies                                                                                    ---
                 Capital improvements not expensed                                                                 ---
                 Capital contribution or disbursement                                                   $          33,395


See Accompanying auditors' report.


                                                      STRATHERN PARK
                                             COMPUTATION OF RESIDUAL RECEIPTS
                                                     DECEMBER 31, 1998




Net income (loss) as of December 31, 1998                                                                  $    (1,300,803)


ADD:          Depreciation                                                            $        758,946
              Amortization                                                                      17,967
              Community Redevelopment Agency loan interest                                     322,258
              Housing Development Grant loan interest                                          361,857
              Approved releases from reserve for replacements                                   ---
              Releases from reserve for replacements                                            38,067            1,499,095
                                                                                         --------------      ---------------

                                                                                                                    198,292

LESS:         Principal payments on mortgage                                                  (54,502)
              Deposits to reserve for replacements                                            (86,489)
              Payments for capital expenditures                                                 ---               (140,991)
                                                                                         --------------      ---------------




RESIDUAL RECEIPTS, as defined in the partnership agreement
     at December 31, 1998                                                                                  $         57,301
                                                                                                             ===============



See Accompanying auditors' report.