Form 10-Q
period 1999-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1999-08-11
CIK 852953

August 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended June 30, 1999
      File Number  0-19706


Dear Sir/Madam:

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

For the quarterly period ended           June 30, 1999
                               ------------------------------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                      to

For Quarter Ended        June 30, 1999    Commission file number      0-19706
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------
Item 1.   Financial Statements

          Combined Balance Sheets - June 30, 1999 (Unaudited) and
              March 31, 1999                                                               1

          Combined Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 1999 and 1998                                          2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              1999                                                                         3

          Combined Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 1999 and 1998                                          4

          Notes to Combined Financial Statements (Unaudited)                               5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                         10

PART II - OTHER INFORMATION

Items 1-6                                                                                 13

SIGNATURE                                                                                 14


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


          COMBINED BALANCE SHEETS - June 30, 1999 and March 31, 1999





                                                                                   June 30,         March 31,
                                                                                     1999             1999
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     316,601    $     450,450
Accounts receivable from affiliates, net                                              353,739          173,739
Tenant security deposit escrow                                                          3,770            3,758
Investments in Local Limited Partnerships, net of reserve
   for valuation of $590,197 (Note 1)                                              20,715,276       21,538,791
Marketable securities, at fair value                                                2,739,839        2,666,281
Prepaid assets                                                                          4,665            1,489
Rental property at cost, net of accumulated
   depreciation                                                                       772,068          778,843
Replacement reserve escrow                                                              5,529            7,425
Other assets                                                                           28,140           32,658
                                                                                -------------    -------------
   Total Assets                                                                 $  24,939,627    $  25,653,434
                                                                                =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $     196,311    $     143,443
Accounts payable and accrued expenses                                                 111,738          133,838
Mortgage note payable                                                                 706,873          706,873
Tenant security deposits payable                                                        3,724            3,803
Deferred revenue                                                                      148,571          146,818
                                                                                -------------    -------------
   Total Liabilities                                                                1,167,217        1,134,775
                                                                                -------------    -------------

Minority interest in Local Limited Partnership                                        117,030          116,986

General, Initial and Investor Limited Partners' Equity                             23,670,287       24,394,204
Net unrealized gains (losses) on marketable securities                                (14,907)           7,469
                                                                                -------------    -------------
   Total Partners' Equity                                                          23,655,380       24,401,673
                                                                                -------------    -------------
   Total Liabilities and Partners' Equity                                       $  24,939,627    $  25,653,434
                                                                                =============    =============


 The accompanying notes are an integral part of these  combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998



                                                                                     1999               1998
                                                                                -------------      -------------
Revenue:
   Rental                                                                       $      29,922      $      29,475
   Investment                                                                          40,737             44,265
   Other                                                                               20,206              2,464
                                                                                -------------      -------------
     Total Revenue                                                                     90,865             76,204
                                                                                -------------      -------------

Expenses:
   General and administrative (includes
       reimbursements to an affiliate in the
       amounts of $28,655 and $25,511, respectively)                                   67,349             59,139
   Asset management fees, related party                                                61,501             60,556
   Rental operations, exclusive of depreciation                                        13,247             10,082
   Interest                                                                             6,143             19,500
   Depreciation                                                                         6,775             10,000
   Amortization                                                                         5,965              7,216
                                                                                -------------      -------------
     Total Expenses                                                                   160,980            166,493
                                                                                -------------      -------------

Loss before minority interest in losses of
   Local Limited Partnership and equity in
   losses of Local Limited Partnerships                                               (70,115)           (90,289)

Minority interest in losses of
   Local Limited Partnership                                                              (44)               101

Equity in losses of Local Limited
   Partnerships (Note 1)                                                             (653,758)          (803,042)
                                                                                -------------      -------------

Net Loss                                                                        $    (723,917)     $    (893,230)
                                                                                =============      =============

Net Loss allocated:
   To General Partners                                                          $      (7,239)     $      (8,932)
   To Limited Partners                                                               (716,678)          (884,298)
                                                                                -------------      -------------
                                                                                $    (723,917)     $    (893,230)
                                                                                =============      =============

Net Loss per Limited Partnership Unit
   (68,929 Units)                                                               $      (10.40)     $       (12.83)
                                                                                =============      ==============
 The accompanying notes are an integral part of these  combined financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1999



                                                                                        Net
                                                       Initial       Investor       Unrealized
                                      General          Limited        Limited          Gains
                                     Partners          Partner        Partners        (Losses)          Total

Balance at March 31, 1999           $  (348,164)     $   5,000    $   24,737,368    $     7,469    $  24,401,673
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable securities
     available for sale                       -              -                 -       (22,376)          (22,376)
   Net Loss                              (7,239)             -          (716,678)             -         (723,917)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Loss                       (7,239)             -          (716,678)      (22,376)         (746,293)
                                    -----------      ---------    --------------    ----------     -------------

Balance at June 30, 1999            $  (355,403)     $   5,000    $   24,020,690    $  (14,907)    $  23,655,380
                                    ===========      =========    ==============    ==========     =============

 The accompanying notes are an integral part of these  combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998



                                                                                   1999                 1998
                                                                                ---------           ----------

Net cash used for operating activities                                          $ (23,729)          $  (62,096)
                                                                                ---------           ----------

Cash flows from investing activities:
  Purchases of marketable securities                                             (569,165)            (675,768)
  Proceeds from sales and maturities of marketable securities                     475,253              474,307
  Cash distributions received from Local
    Limited Partnerships                                                          163,792              289,045
  Advance to Local Limited Partnership                                           (180,000)                  -
                                                                                ---------           ---------
Net cash provided by (used for) investing activities                             (110,120)              87,584
                                                                                ---------           ----------

Cash flows from financing activities:
  Payment of mortgage principal                                                         -               (1,500)
                                                                                ---------           ----------
Net cash used for financing activities                                                  -               (1,500)
                                                                                ---------           ----------

Net increase (decrease) in cash and cash equivalents                             (133,849)              23,988

Cash and cash equivalents, beginning                                              450,450              239,932
                                                                                ---------           ----------

Cash and cash equivalents, ending                                               $ 316,601           $  263,920
                                                                                =========           ==========

Supplemental disclosure:
  Cash paid for interest                                                        $   6,143           $   19,500
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


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships included in the accompanying combined financial statements is as of March 31, 1999 and 1998.

1.   Investments in Local Limited Partnerships

The Partnership has acquired interests in twenty-six Local Limited Partnerships, excluding Burbank, which owns and operates multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships with the exception of Strathern Park/Lorne Park Apartments and Huguenot Park, which are 95% and 88.6%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at June 30, 1999:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                           $   55,269,931

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $1,406,910)                                                                     (33,256,786)

Cumulative cash distributions received
   from Local Limited Partnerships                                                            (1,505,646)
                                                                                          --------------
Investments in Local Limited Partnerships
   before adjustment                                                                          20,507,499

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                             1,006,357

     Accumulated amortization of acquisition
       fees and expenses                                                                        (208,383)
                                                                                          --------------
Investments in Local Limited Partnerships                                                     21,305,473

Reserve for valuation of investment in
   Local Limited Partnership                                                                    (590,197)
                                                                                          --------------
                                                                                          $   20,715,276
                                                                                          --------------

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnership's, excluding Burbank, for the three months ended June 30, 1999 is $824,228. For the three months ended June 30, 1999, the Partnership has not recognized $170,470 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.   Supplemental Combining Schedules

                                                      Balance Sheets


                                              Boston Financial
                                              Qualified Housing     Wheeler
                                                 Tax Credits        House                            Combined
                                                 L.P. V (A)       (Burbank) (B)    Eliminations          (A)
Assets

Cash and cash equivalents                      $     309,045    $          7,556  $             -    $      316,601
Accounts receivable from affiliates, net             354,739                   -           (1,000)          353,739
Tenant security deposit escrow                             -               3,770                -             3,770
Investments in Local
   Limited Partnerships, net                      20,664,338                   -           50,938        20,715,276
Marketable securities, at fair value               2,739,839                   -                -         2,739,839
Prepaid assets                                             -               4,665                -             4,665
Rental property at cost, net of
   accumulated depreciation                                -             745,739           26,329           772,068
Replacement reserve escrow                                 -               5,529                -             5,529
Other assets                                          28,140                   -                -            28,140
                                               -------------    ----------------  ---------------    --------------
     Total Assets                              $  24,096,101    $        767,259  $        76,267    $   24,939,627
                                               =============    ================  ===============    ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                 $     196,311    $          1,000  $        (1,000)   $      196,311
Accounts payable and accrued expenses                 95,839              15,899                -           111,738
Mortgage note payable                                      -             706,873                -           706,873
Tenant security deposits payable                           -               3,724                -             3,724
Deferred revenue                                     148,571                   -                -           148,571
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities                               440,721             727,496           (1,000)        1,167,217
                                               -------------    ----------------  ---------------    --------------

Minority interest in Local Limited
   Partnership                                             -                   -          117,030           117,030
                                               -------------    ----------------  ---------------    --------------

General, Initial and Investor
   Limited Partners' Equity                       23,670,287              39,763          (39,763)       23,670,287
Net unrealized losses on
   marketable securities                             (14,907)                  -                -           (14,907)
                                               -------------    ----------------  ---------------    --------------
     Total Partners' Equity                       23,655,380              39,763          (39,763)       23,655,380
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities and Partners' Equity    $  24,096,101    $        767,259  $        76,267    $   24,939,627
                                               =============    ================  ===============    ==============

(A) As of June 30, 1999.
(B) As of March 31, 1999.

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

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                                 Statements of Operations

                                               Boston Financial
                                              Qualified Housing     Wheeler
                                                 Tax Credits        House                             Combined
                                                 L.P. V (A)       (Burbank)(B)    Eliminations          (A)
Revenue:
   Rental                                      $           -    $         29,922  $             -    $       29,922
   Investment                                         40,737                   -                -            40,737
   Other                                              19,609                 597                -            20,206
                                               -------------    ----------------  ---------------    --------------
     Total Revenue                                    60,346              30,519               -             90,865
                                               -------------    ----------------  ---------------    --------------

Expenses:
   General and administrative                         67,349                   -                -            67,349
   Asset management fees, related party               61,501                   -                -            61,501
   Rental operations, exclusive of
     depreciation                                          -              13,247                -            13,247
   Interest                                                -               6,143                -             6,143
   Depreciation                                            -               6,775                -             6,775
   Amortization                                        5,965                   -                -             5,965
                                               -------------    ----------------  ---------------    --------------
     Total Expenses                                  134,815              26,165                -           160,980
                                               -------------    ----------------  ---------------    --------------

Income (Loss) before minority interest in losses of
   Local Limited Partnership and equity in
   losses of Local Limited Partnerships              (74,469)              4,354                -           (70,115)

Minority interest in losses of
   Local Limited Partnership                               -                   -              (44)              (44)

Equity in losses of Local Limited
   Partnerships                                     (649,448)                  -           (4,310)         (653,758)
                                               -------------    ----------------  ---------------    --------------

Net Income (Loss)                              $    (723,917)   $          4,354  $        (4,354)   $     (723,917)
                                               =============    ================  ===============    ==============

(A) For the three  months  ended June 30,  1999.
(B) For the three months ended March 31, 1999.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                                 Statements of Cash Flows

                                               Boston Financial
                                              Qualified Housing     Wheeler
                                                 Tax Credits        House                               Combined
                                                 L.P. V (A)       (Burbank) (B)    Eliminations            (A)
Net cash provided by (used for)
   operating activities                        $     (30,766)   $        7,037    $            -     $      (23,729)
                                               -------------    --------------    ---------------    --------------

Cash flows from investing activities:
   Purchases of marketable securities               (569,165)                -                  -          (569,165)
   Proceeds from sales and maturities
     of marketable securities                        475,253                 -                  -           475,253
   Cash distributions received from
     Local Limited Partnerships                      163,792                 -                  -           163,792
   Advance to Local Limited Partnership             (180,000)                -                  -          (180,000)
                                               -------------    --------------    ---------------    --------------
Net cash used for investing activities              (110,120)                -                  -          (110,120)
                                               -------------    --------------    ---------------    --------------

Net increase (decrease) in cash
   and cash equivalents                             (140,886)            7,037                  -          (133,849)

Cash and cash equivalents, beginning                 449,931               519                  -           450,450
                                               -------------    --------------    ---------------    --------------

Cash and cash equivalents, ending              $     309,045    $        7,556    $             -    $      316,601
                                               =============    ==============    ===============    ==============

(A) For the three  months  ended June 30,  1999.
(B) For the three months ended March 31, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At June 30, 1999, the Partnership (including Burbank) had cash and cash equivalents of $316,601, as compared with $450,450 at March 31, 1999. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operating activities. The decrease is partially offset by cash distributions received from Local Limited Partnerships.

Approximately $2,199,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Local Limited Partnership operating deficits if the Managing General Partner deems such funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1999.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1999 resulted in a net loss of $723,917, as compared to a net loss of $893,230 for the same period in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an overall decrease in interest and operating expenses and an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Most of the 27 Local Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating at break-even or are generating positive operating cash flow.

Historic New Center in Detroit, Michigan has been generating operating deficits due to low occupancy and collection problems. However, as previously reported, the Managing General Partner was successful in finalizing the negotiations with the lenders for a loan modification. This loan modification should allow the property to meet debt service coverage and provide capital for the physical improvements. In addition, a new site manager was hired in October 1998. The new site manager will focus on implementing a new marketing strategy and improving rent collections. As of March 31, 1999, occupancy for Historic New center improved slightly to 95%. The Managing General Partner will continue to closely monitor property operations.

Westgate, located in North Dakota, has been experiencing declining occupancy. Occupancy as of March 31, 1999 was 85%. Affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the property. In an effort to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's interest in capital and profits in Westgate to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, in 1997, the Local General Partner, of Wheeler House, located in Nashua, New Hampshire was removed due to financial insolvency and an affiliate of the Managing General Partner stepped in as temporary Local General Partner. As the new Local General Partner, the affiliate of the Managing General Partner proceeded to negotiate with the lender on temporary debt restructuring to reduce interest rates and extend the due date of the loan to 1998. At the same time, the Managing General Partner began exploring refinancing opportunities. A potential lender was identified and performed an appraisal in March. The appraisal showed inadequate loan to value coverage. The Managing General Partner is currently negotiating with the lender and is exploring measures to protect the Partnership's investment and the remaining tax credits generated by the property. However, it is possible that the Partnership will not be able to retain its interest in Wheeler House through 1999. A foreclosure would result in recapture of credits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership.
However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 11, 1999                BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. V

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