Form 10-Q
period 1999-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 1999-11-12
CIK 852953

November 12, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended September 30, 1999
      File Number  0-19706


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

For the quarterly period ended          September 30, 1999
                               -----------------------------------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                       to

For Quarter Ended    September 30, 1999       Commission file number  0-19706
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
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        -------

Item 1.   Financial Statements

          Combined Balance Sheets - September 30, 1999 (Unaudited) and
              March 31, 1999                                                               1

          Combined Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 1999 and 1998                                     2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30, 1999                    3

          Combined Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 1999 and 1998                                     4

          Notes to Combined Financial Statements (Unaudited)                               5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          9

PART II - OTHER INFORMATION

Items 1-6                                                                                 12

SIGNATURE                                                                                 13


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


            COMBINED BALANCE SHEETS - September 30, 1999 and March 31, 1999



                                                                                 September 30,      March 31,
                                                                                     1999             1999
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     291,040    $     450,450
Accounts receivable from affiliates, net                                                    -          173,739
Tenant security deposit escrow                                                          3,788            3,758
Investments in Local Limited Partnerships, net of reserve
   for valuation of $590,197 (Note 1)                                              20,308,991       21,538,791
Marketable securities, at fair value                                                2,574,918        2,666,281
Prepaid assets                                                                          1,489            1,489
Rental property at cost, net of accumulated
   depreciation                                                                       766,376          778,843
Replacement reserve escrow                                                              9,246            7,425
Other assets                                                                           28,372           32,658
                                                                                -------------    -------------
   Total Assets                                                                 $  23,984,220    $  25,653,434
                                                                                =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $      16,795    $     143,443
Accounts payable and accrued expenses                                                  57,207          133,838
Mortgage note payable                                                                 705,329          706,873
Tenant security deposits payable                                                        3,742            3,803
Deferred revenue                                                                      127,686          146,818
                                                                                -------------    -------------
   Total Liabilities                                                                  910,759        1,134,775
                                                                                -------------    -------------

Minority interest in Local Limited Partnership                                        116,888          116,986

General, Initial and Investor Limited Partners' Equity                             22,975,977       24,394,204
Net unrealized gains (losses) on marketable securities                                (19,404)           7,469
                                                                                -------------    -------------
   Total Partners' Equity                                                          22,956,573       24,401,673
                                                                                -------------    -------------
   Total Liabilities and Partners' Equity                                       $  23,984,220    $  25,653,434
                                                                                =============    =============

The accompanying notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              For the Three and Six Months Ended September 30, 1999 and 1998


                                             Three Months Ended                          Six Months Ended
                                      September 30,         September 30,         September 30,      September 30,
                                          1999                  1998                  1999               1998
                                      -------------         -------------         -------------    -------------

Revenue:
  Rental                              $      30,194         $      28,988         $      60,116    $      58,463
  Investment                                 37,918                30,293                78,655           74,558
  Other                                      24,096                71,084                44,302           73,548
                                      -------------         -------------         -------------    -------------
       Total Revenue                         92,208               130,365               183,073          206,569
                                      -------------         -------------         -------------    -------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $52,382 and $51,090
     in 1999 and 1998, respectively)        127,226                47,927               194,575          107,066
   Asset management fees,
     related party                           61,496                60,556               122,997          121,112
   Rental operations, exclusive
     of depreciation                          8,805                 9,935                22,052           20,017
   Bad debt expense                         173,739                     -               173,739                -
   Interest                                  29,171                16,865                35,314           36,365
   Depreciation                               6,776                11,177                13,551           21,177
   Amortization                               6,446                 5,193                12,411           12,409
                                      -------------         -------------         -------------    -------------
       Total Expenses                       413,659               151,653               574,639          318,146
                                      -------------         -------------         -------------    -------------

Loss before minority interest in
   losses of Local Limited  Partnership
   and equity in losses of Local Limited
   Partnerships                            (321,451)              (21,288)             (391,566)        (111,577)

Minority interest in losses of
   Local Limited Partnership                    142                    84                    98              185

Equity in losses of Local
   Limited Partnerships (Note 1)           (373,001)             (694,070)           (1,026,759)      (1,497,112)
                                      -------------         -------------         -------------    -------------

Net Loss                              $    (694,310)        $    (715,274)        $  (1,418,227)   $  (1,608,504)
                                      =============         =============         =============    =============

Net Loss allocated:
   To General Partners                $      (6,943)        $      (7,153)        $     (14,182)   $     (16,085)
   To Limited Partners                     (687,367)             (708,121)           (1,404,045)      (1,592,419)
                                      -------------         -------------         -------------    -------------
                                      $    (694,310)        $    (715,274)        $  (1,418,227)   $  (1,608,504)
                                      =============         =============         =============    =============
Net Loss per Limited Partnership
Unit (68,929 Units)                   $       (9.97)        $      (10.27)        $      (20.37)   $       (23.10)
                                      =============         =============         =============    ==============


The accompanying notes are an integral part of these combined financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

          COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1999




                                                                                       Net
                                                  Initial         Investor         Unrealized
                                  General         Limited          Limited            Gains
                                 Partners         Partner         Partners          (Losses)            Total

Balance at March 31, 1999      $  (348,164)      $   5,000     $ 24,737,368        $     7,469     $  24,401,673
                               -----------       ---------     ------------        -----------     -------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable
     securities available for sale       -               -                -            (26,873)          (26,873)
   Net Loss                        (14,182)              -       (1,404,045)                 -        (1,418,227)
                               -----------       ---------     ------------        -----------     -------------
Comprehensive Loss                 (14,182)              -       (1,404,045)           (26,873)       (1,445,100)
                               -----------       ---------     ------------        -----------     -------------

Balance at
   September 30, 1999          $  (362,346)      $   5,000     $ 23,333,323        $   (19,404)    $ 22,956,573
                               ===========       =========     ============        ===========     ============


The accompanying notes are an integral part of these combined financial statements.


           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1999 and 1998



                                                                                   1999                 1998
                                                                                ----------         -----------

Net cash used for operating activities                                          $ (422,794)        $  (185,993)
                                                                                ----------         -----------

Cash flows from investing activities:
   Purchases of marketable securities                                             (768,983)         (1,625,326)
   Proceeds from sales and maturities of marketable securities                     835,665           2,088,579
   Additions to rental property                                                     (1,561)               (325)
   Cash distributions received from Local
     Limited Partnerships                                                          191,107             323,584
   Advance to Local Limited Partnership                                           (180,000)                  -
Repayment of advance to Local Limited Partnership                                  180,000                   -
                                                                                ----------         -----------
Net cash provided by investing activities                                          256,228             786,512
                                                                                ----------         -----------

Cash flows from financing activities:
   Payment of mortgage principal                                                    (1,544)               (494)
   Advance from affiliate                                                            8,700               1,000
                                                                                ----------         -----------
Net cash provided by financing activities                                            7,156                 506
                                                                                ----------         -----------

Net increase (decrease) in cash and cash equivalents                              (159,410)            601,025

Cash and cash equivalents, beginning                                               450,450             239,932
                                                                                ----------         -----------

Cash and cash equivalents, ending                                               $  291,040         $   840,957
                                                                                ==========         ===========

Supplemental disclosure:
   Cash paid for interest                                                       $   35,314         $    36,365
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

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying combined financial statements is as of June 30, 1999.

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

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at September 30, 1999:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                           $   55,269,931

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $1,881,764)                                  (33,629,787)

Cumulative cash distributions received from Local Limited Partnerships                        (1,532,961)
                                                                                          --------------

Investments in Local Limited Partnerships before adjustment                                   20,107,183

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                             1,006,357

     Accumulated amortization of acquisition fees and expenses                                  (214,352)
                                                                                          --------------

Investments in Local Limited Partnerships                                                     20,899,188

Reserve for valuation of investment in Local Limited Partnership                                (590,197)

                                                                                          --------------
                                                                                          $   20,308,991

The Partnership's share of net losses of the Local Limited Partnerships, excluding Burbank, for the six months ended September 30, 1999 totaled $1,672,083. For the six months ended September 30, 1999, the Partnership has not recognized $645,324 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules

                                                       Balance Sheets


                                              Boston Financial
                                              Qualified Housing
                                                 Tax Credits         Burbank                            Combined
                                                 L.P. V (A)            (B)         Eliminations            (A)
Assets
Cash and cash equivalents                      $     284,647    $          6,393  $             -    $      291,040
Tenant security deposit escrow                             -               3,788                -             3,788
Investments in Local
   Limited Partnerships, net                      20,243,592                   -           65,399        20,308,991
Marketable securities, at fair value               2,574,918                   -                -         2,574,918
Prepaid assets                                             -               1,489                -             1,489
Rental property at cost, net of
   accumulated depreciation                                -             740,524           25,852           766,376
Replacement reserve escrow                                 -               9,246                -             9,246
Other assets                                          28,372                   -                -            28,372
                                               -------------    ----------------  ---------------    --------------
     Total Assets                              $  23,131,529    $        761,440  $        91,251    $   23,984,220
                                               =============    ================  ===============    ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                 $       8,095    $          9,700  $        (1,000)   $       16,795
Accounts payable and accrued expenses                 40,175              17,032                -            57,207
Mortgage note payable                                      -             705,329                -           705,329
Tenant security deposits payable                           -               3,742                -             3,742
Deferred revenue                                     127,686                   -                -           127,686
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities                               175,956             735,803           (1,000)          910,759
                                               -------------    ----------------  ---------------    --------------

Minority interest in Local Limited
   Partnership                                             -                   -          116,888           116,888
                                               -------------    ----------------  ---------------    --------------

General, Initial and Investor
   Limited Partners' Equity                       22,974,977              25,637          (24,637)       22,975,977
Net unrealized losses on
   marketable securities                             (19,404)                  -                -           (19,404)
                                               -------------    ----------------  ---------------    --------------
     Total Partners' Equity                       22,955,573              25,637          (24,637)       22,956,573
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities and Partners' Equity    $  23,131,529    $        761,440  $        91,251    $   23,984,220
                                               =============    ================  ===============    ==============

(A) As of September 30, 1999.
(B) As of June 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1999


                                              Boston Financial
                                             Qualified Housing
                                                 Tax Credits        Burbank                              Combined
                                                 L.P. V (A)            (B)         Eliminations              (A)

Revenue:
   Rental                                      $           -    $      60,116     $           -    $      60,116
Investment                                            78,541              114                 -           78,655
   Other                                              43,387              915                 -           44,302
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   121,928           61,145                 -          183,073
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        194,575                -                 -          194,575
   Asset management fees, related party              122,997                -                 -          122,997
   Rental operations, exclusive
     of depreciation                                       -           22,052                 -           22,052
   Bad debt expense                                  174,739                -            (1,000)         173,739
   Interest                                                -           35,314                 -           35,314
   Depreciation                                            -           13,551                 -           13,551
   Amortization                                       12,411                -                 -           12,411
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  504,722           70,917            (1,000)         574,639
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses
   of Local Limited  Partnership and equity
   in losses of Local Limited
   Partnerships                                     (382,794)          (9,772)            1,000         (391,566)

Minority interest in losses of
   Local Limited Partnership                               -                -                98               98

Equity in losses of Local
   Limited Partnerships                           (1,036,433)               -             9,674       (1,026,759)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (1,419,227)   $      (9,772)    $      10,772    $  (1,418,227)
                                               =============    =============     =============    =============


(A) For the six months ended September 30, 1999.
(B) For the six months ended June 30, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                               Boston Financial
                                              Qualified Housing
                                                 Tax Credits        Burbank                             Combined
                                                 L.P. V (A)            (B)         Eliminations            (A)
Net cash provided by (used for)
   operating activities                        $    (423,073)   $          279    $             -    $     (422,794)
                                               -------------    --------------    ---------------    --------------

Cash flows from investing activities:
   Purchases of marketable securities               (768,983)                -                  -          (768,983)
   Proceeds from sales and maturities
     of marketable securities                        835,665                 -                  -           835,665
   Additions to rental property                            -            (1,561)                 -            (1,561)
   Cash distributions received from
     Local Limited Partnerships                      191,107                 -                  -           191,107
   Advance to Local Limited Partnership             (180,000)                -                  -          (180,000)
   Repayment of advance to Local Limited
     Partnership                                     180,000                 -                  -           180,000
                                               -------------    --------------    ---------------    --------------
Net cash provided by (used for)
   investing activities                              257,789            (1,561)                 -           256,228
                                               -------------    --------------    ---------------    --------------

Cash flows from financing activities:
   Payment of mortgage principal                           -            (1,544)                 -            (1,544)
   Advance from affiliate                                  -             8,700                  -             8,700
                                               -------------    --------------    ---------------    --------------
Net cash provided by financing activities                  -             7,156                  -             7,156
                                               -------------    --------------    ---------------    --------------

Net increase (decrease) in cash and
   cash equivalents                                 (165,284)            5,874                  -          (159,410)

Cash and cash equivalents, beginning                 449,931               519                  -           450,450
                                               -------------    --------------    ---------------    --------------

Cash and cash equivalents, ending              $     284,647    $        6,393    $            -     $      291,040
                                               =============    ==============    ===============    ==============


(A) For the six months ended September  30, 1999.
(B) For the six months ended June 30, 1999.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership (including Burbank) had cash and cash equivalents of $291,040, as compared with $450,450 at March 31, 1999. The decrease is primarily attributable to the use of cash for operating activities. This decrease was partially offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities, as well as cash distributions received from Local Limited Partnerships.

Approximately $2,239,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Local Limited Partnership operating deficits if the Managing General Partner deems such funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1999.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1999 resulted in net losses of $694,310 and $1,418,227, respectively, as compared to net losses of $715,274 and $1,608,504 for the same respective periods in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, partially offset by an increase in bad debts and legal expenses. Equity in losses of Local Limited Partnerships improved due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships.

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

Historic New Center in Detroit, Michigan has been generating operating deficits due to low occupancy and collection problems. However, as previously reported, the Managing General Partner was successful in finalizing the negotiations with the lenders for a loan modification. This loan modification should allow the property to meet debt service coverage and provide capital for the physical improvements. In addition, a new property manager was hired in October 1998. The new property manager will focus on implementing a new marketing strategy and improving rent collections. As of June 30, 1999, occupancy for Historic New Center improved slightly to 95%. Further, the property is operating just above break-even. However, bad debt expense continues to be high as a result of poor collections. The Managing General Partner continues to meet with property management on a monthly basis to work on this issue.

Westgate, located in North Dakota, has been experiencing declining occupancy. Occupancy as of March 31, 1999 was 85%. Affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of the partnership interest in Westgate to a non-profit general partner effective June 17, 1999. As a result of this change, the date when the Managing General Partner has the right to transfer the remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Accordingly, the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, in 1997, the Local General Partner of Wheeler House, located in Nashua, New Hampshire was removed due to financial insolvency and an affiliate of the Managing General Partner stepped in as temporary Local General Partner. As the new Local General Partner, the affiliate of the Managing General Partner proceeded to negotiate with the lender on temporary debt restructuring to reduce interest rates and extend the due date of the loan to 1998. At the same time, the Managing General Partner began exploring refinancing opportunities. A potential lender was identified and performed an appraisal in March. The appraisal showed inadequate loan to value coverage. The Managing General Partner is currently negotiating with the lender and is exploring measures to protect the Partnership's investment and the remaining tax credits generated by the property. However, it is possible that the Partnership will not be able to retain its interest in Wheeler House through 1999. A foreclosure would result in recapture of credits, the allocation of taxable income to the Partnership, and loss of future benefits associated with this property.

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


Impact of Year 2000 (continued)

implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 1999                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. V

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