Form 10-Q
period 1999-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2000-02-11
CIK 852953

February 11, 2000




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for Quarter Ended December 31, 1999
      File No. 0-19706



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

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

For the quarterly period ended           December 31, 1999
                               ----------------------------------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 0-19706


             Boston Financial Qualified Housing Tax Credits L.P. V (Exact name of registrant as specified in its charter)


                      Massachusetts                          04-3054464
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)              Identification No.)


               101 Arch Street, Boston, MA                       02110-1106
             (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code             (617) 439-3911
                                                   ---------------------------

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

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------

Item 1.   Financial Statements

          Combined Balance Sheets - December 31, 1999 (Unaudited) and
              March 31, 1999                                                               1

          Combined Statements of Operations (Unaudited) - For the Three and  Nine
              Months Ended December 31, 1999 and 1998                                      2

          Combined Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31, 1999                    3

          Combined Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 1999 and 1998                                      4

          Notes to the Combined Financial Statements (Unaudited)                           5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          9

PART II - OTHER INFORMATION

Items 1-6                                                                                 11

SIGNATURE                                                                                 12

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                             COMBINED BALANCE SHEETS
                      December 31, 1999 and March 31, 1999



                                                                                 December 31,       March 31,
                                                                                     1999             1999
                                                                                 (Unaudited)
Assets

Cash and cash equivalents                                                       $     497,501    $     450,450
Accounts receivable from affiliates, net                                                    -          173,739
Tenant security deposit escrow                                                          3,805            3,758
Investments in Local Limited Partnerships, net of reserve
   for valuation of $590,197 (Note 1)                                              19,541,320       21,538,791
Marketable securities, at fair value                                                2,297,697        2,666,281
Prepaid assets                                                                          1,489            1,489
Rental property at cost, net of accumulated
   depreciation                                                                       761,438          778,843
Replacement reserve escrow                                                              5,951            7,425
Other assets                                                                           30,242           32,658
                                                                                -------------    -------------
   Total Assets                                                                 $  23,139,443    $  25,653,434
                                                                                =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $      12,971    $     143,443
Accounts payable and accrued expenses                                                  76,552          133,838
Mortgage note payable                                                                 704,555          706,873
Tenant security deposits payable                                                        3,809            3,803
Deferred revenue                                                                      129,360          146,818
                                                                                -------------    -------------
   Total Liabilities                                                                  927,247        1,134,775
                                                                                -------------    -------------

Minority interest in Local Limited Partnership                                        116,854          116,986
                                                                                -------------    -------------

General, Initial and Investor Limited Partners' Equity                             22,126,831       24,394,204
Net unrealized gains (losses) on marketable securities                                (31,489)           7,469
                                                                                -------------    -------------
   Total Partners' Equity                                                          22,095,342       24,401,673
                                                                                -------------    -------------
   Total Liabilities and Partners' Equity                                       $  23,139,443    $  25,653,434
                                                                                =============    =============


The accompanying notes are an integral part of these combined financial statements.


                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                             Three Months Ended                          Nine Months Ended
                                      December 31,          December 31,          December 31,       December 31,
                                          1999                  1998                  1999               1998
                                      -------------         -------------         -------------    -------------

Revenue:
   Rental                              $     30,330         $     29,740          $     90,446      $     88,203
   Investment                                39,808               44,397               118,463           118,955
   Other                                      7,012               14,572                51,314            88,120
                                       ------------         ------------          ------------      ------------
     Total Revenue                           77,150               88,709               260,223           295,278
                                       ------------         ------------          ------------      ------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $81,414 and $78,611
     in 1999 and 1998, respectively)         62,464              236,498               257,039           343,564
   Asset management fees,
     related party                           61,493               60,556               184,490           181,668
   Rental operations, exclusive
     of depreciation                         10,032                8,484                32,084            28,501
   Bad debt expense                               -                    -               173,739                 -
Interest                                     17,656               18,429                52,970            54,794
   Depreciation                               6,775               10,590                20,326            31,767
   Amortization                               6,203                5,487                18,614            17,896
                                       ------------         ------------          ------------      ------------
     Total Expenses                         164,623              340,044               739,262           658,190
                                       ------------         ------------          ------------      ------------

Loss before minority interest in losses
   of Local Limited Partnerships and equity
   in losses of Local Limited
   Partnerships                             (87,473)            (251,335)             (479,039)         (362,912)

Minority interest in losses of
   Local Limited Partnership                     34                   74                   132               259
Equity in losses of Local
   Limited Partnerships (Note 1)           (761,707)          (1,278,629)           (1,788,466)       (2,775,741)
                                       ------------         ------------          ------------      ------------

Net Loss                               $   (849,146)        $ (1,529,890)         $ (2,267,373)     $ (3,138,394)
                                       ============         ============          ============      ============

Net Loss allocated:
   To General Partners                 $     (8,492)        $    (15,299)         $    (22,674)     $    (31,384)
   To Limited Partners                     (840,654)          (1,514,591)           (2,244,699)       (3,107,010)
                                       ------------         ------------          ------------      ------------
                                       $   (849,146)        $ (1,529,890)         $ (2,267,373)     $ (3,138,394)
                                       ============         ============          ============      ============
Net Loss per Limited Partnership
Unit (68,929 Units)                    $     (12.20)        $     (21.98)         $     (32.57)     $      (45.08)
                                       ============         ============          ============      =============



The accompanying notes are an integral part of these combined financial statements.


               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)


                                                                                      Net
                                                    Initial       Investor        Unrealized
                                      General       Limited        Limited           Gain
                                     Partners       Partner       Partners         (Losses)          Total

Balance at March 31, 1999           $  (348,164)   $   5,000    $  24,737,368     $     7,469    $  24,401,673
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Loss:
   Net change in net unrealized
      gains on marketable securities
      available for sale                      -            -                -         (38,958)         (38,958)
   Net Loss                             (22,674)           -       (2,244,699)              -       (2,267,373)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss                      (22,674)           -       (2,244,699)        (38,958)      (2,306,331)
                                    -----------    ---------    -------------     -----------    -------------

Balance at December 31, 1999        $  (370,838)   $   5,000    $  22,492,669     $   (31,489)   $  22,095,342
                                    ===========    =========    =============     ===========    =============


The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)



                                                                                  1999                 1998
                                                                             ---------------      --------------

Net cash used for operating activities                                       $      (470,039)     $    (356,003)
                                                                             ---------------      -------------

Cash flows from investing activities:
   Purchases of marketable securities                                               (768,983)        (2,125,108)
   Proceeds from sales and maturities of marketable securities                     1,100,921          2,459,825
   Additions to rental property                                                       (3,637)              (765)
   Cash distributions received from Local
     Limited Partnerships                                                            191,107            318,319
   Advances to Local Limited Partnerships                                           (180,000)                 -
   Repayment of advances to Local Limited Partnerships                               180,000                  -
                                                                             ---------------      -------------
       Net cash provided by investing activities                                     519,408            652,271
                                                                             ---------------      -------------

Cash flows from financing activities:
   Payment of mortgage principal                                                      (2,318)              (494)
   Advance from affiliate                                                                  -              1,000
                                                                             ---------------      -------------
     Net cash provided by (used for) financing activities                             (2,318)               506
                                                                             ---------------      -------------

Net increase in cash and cash equivalents                                             47,051            296,774

Cash and cash equivalents, beginning                                                 450,450            239,932
                                                                             ---------------      -------------

Cash and cash equivalents, ending                                            $       497,501      $     536,706
                                                                             ===============      =============

Supplemental disclosure:
Cash paid for interest                                                       $        52,970      $      54,794
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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying combined financial statements is as of September 30, 1999 and 1998.

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

The following is a summary of Investments in Local Limited Partnerships, excluding Burbank, at December 31, 1999:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                           $   55,269,931

Cumulative equity in losses of Local Limited  Partnerships
   (excluding cumulative unrecognized losses of $2,279,998)                                  (34,391,494)

Cumulative cash distributions received from Local Limited Partnerships                        (1,532,961)
                                                                                          --------------

Investments in Local Limited Partnerships before adjustment                                   19,345,476

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                             1,006,357

     Accumulated amortization of acquisition fees and expenses                                  (220,316)
                                                                                          --------------

Investments in Local Limited Partnerships                                                     20,131,517

Reserve for valuation of investment in Local Limited Partnership                                (590,197)
                                                                                          --------------
                                                                                          $   19,541,320
                                                                                          --------------

The Partnership's share of net losses of the Local Limited Partnerships, excluding Burbank, for the nine months ended December 31, 1999 totaled $2,832,024. For the nine months ended December 31, 1999, the Partnership has not recognized $1,043,558 of equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions form Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules

                                                      Balance Sheets


                                              Boston Financial
                                              Qualified Housing
                                                 Tax Credits          Burbank                          Combined
                                                 L.P. V (A)            (B)         Eliminations            (A)
Assets
Cash and cash equivalents                      $     497,001    $            500  $             -    $      497,501
Tenant security deposit escrow                             -               3,805                -             3,805
Investments in Local
   Limited Partnerships, net                      19,471,261                   -           70,059        19,541,320
Marketable securities, at fair value               2,297,697                   -                -         2,297,697
Prepaid assets                                             -               1,489                -             1,489
Rental property at cost, net of
   accumulated depreciation                                -             735,825           25,613           761,438
Replacement reserve escrow                                 -               5,951                -             5,951
Other assets                                          30,242                   -                -            30,242
                                               -------------    ----------------  ---------------    --------------
     Total Assets                              $  22,296,201    $        747,570  $        95,672    $   23,139,443
                                               =============    ================  ===============    ==============


Liabilities and Partners' Equity
Accounts payable to affiliates                 $      12,971    $          1,000  $        (1,000)    $      12,971
Accounts payable and accrued expenses                 59,528              17,024                -            76,552
Mortgage note payable                                      -             704,555                -           704,555
Tenant security deposits payable                           -               3,809                -             3,809
Deferred revenue                                     129,360                   -                -           129,360
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities                               201,859             726,388           (1,000)          927,247
                                               -------------    ----------------  ---------------    --------------

Minority interest in Local Limited
   Partnership                                             -                   -          116,854           116,854
                                               -------------    ----------------  ---------------    --------------

General, Initial and Investor
   Limited Partners' Equity                       22,125,831              21,182          (20,182)       22,126,831
Net unrealized losses on
   marketable securities                             (31,489)                  -                -           (31,489)
                                               -------------    ----------------  ---------------    --------------
     Total Partners' Equity                       22,094,342              21,182          (20,182)       22,095,342
                                               -------------    ----------------  ---------------    --------------
     Total Liabilities and Partners' Equity    $  22,296,201    $        747,570  $        95,672    $   23,139,443
                                               =============    ================  ===============    ==============

(A) As of December 31, 1999.
(B) As of September 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules (continued)

                            Statements of Operations


                                              Boston Financial
                                             Qualified Housing
                                                 Tax Credits         Burbank
                                                 L.P. V (A)            (B)         Eliminations           Combined
Revenue:
   Rental                                      $          -     $      90,446     $           -    $      90,446
   Investment                                        118,289              174                 -          118,463
   Other                                              49,804            1,510                 -           51,314
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   168,093           92,130                 -          260,223
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        257,039                -                 -          257,039

   Asset management fees, related party              184,490                -                 -          184,490
   Rental operations, exclusive
     of depreciation                                       -           32,084                 -           32,084
   Bad debt expense                                  174,739                -            (1,000)         173,739
   Interest                                                -           52,970                 -           52,970

   Depreciation                                            -           20,326                 -           20,326
   Amortization                                       18,614                -                 -           18,614
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  634,882          105,380            (1,000)         739,262
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses
   of Local Limited  Partnership and equity
   in losses of Local Limited
   Partnerships                                     (466,789)         (13,250)            1,000         (479,039)

Minority interest in losses of
   Local Limited Partnership                               -                -               132              132


Equity in losses of Local
   Limited Partnership                            (1,801,584)               -            13,118       (1,788,466)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (2,268,373)   $     (13,250)    $      14,250    $  (2,267,373)
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1999.
(B) For the nine months ended September 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules (continued)

                                                 Statements of Cash Flows


                                               Boston Financial
                                              Qualified Housing
                                                 Tax Credits         Burbank
                                                 L.P. V (A)            (B)         Eliminations         Combined
Net cash provided by (used for)
   operating activities                        $    (476,952)   $        6,913    $             -    $     (470,039)
                                               -------------    --------------    ---------------    --------------

Cash flows from investing activities:
   Purchases of marketable securities               (768,983)                -                  -          (768,983)
   Proceeds from sales and maturities
     of marketable securities                      1,100,921                 -                  -         1,100,921
   Additions to rental property                            -            (3,637)                 -            (3,637)
Cash distributions received from
     Local Limited Partnerships                      192,084                 -               (977)          191,107
   Advances to Local Limited Partnerships           (188,700)                -              8,700          (180,000)
   Repayment of advances to Local Limited
     Partnerships                                    188,700                 -             (8,700)          180,000
                                               -------------    --------------    ---------------    --------------
Net cash provided by (used for)
   investing activities                              524,022            (3,637)              (977)          519,408
                                               -------------    --------------    ---------------    --------------

Cash flows from financing activities:
   Payment of mortgage principal                           -            (2,318)                 -            (2,318)
   Advance from affiliate                                  -             8,700             (8,700)                -
   Repayment of advance from affiliate                     -            (8,700)             8,700                 -
   Distribution to partner                                 -              (977)               977                 -
                                               -------------    --------------    ---------------    --------------
Net cash used for financing activities                     -            (3,295)               977            (2,318)
                                               -------------    --------------    ---------------    --------------

Net increase (decrease) in cash and
   cash equivalents                                   47,070               (19)                 -            47,051

Cash and cash equivalents, beginning                 449,931               519                  -           450,450
                                               -------------    --------------    ---------------    --------------

Cash and cash equivalents, ending              $     497,001    $          500    $             -    $      497,501
                                               =============    ==============    ===============    ==============


(A) For the nine months ended December 31, 1999.
(B) For the nine months ended September 30, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At December 31, 1999, the Partnership (including Burbank) had cash and cash equivalents of $497,501 as compared with $450,450 at March 31, 1999. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities, as well as cash distributions received from Local Limited Partnerships.

Approximately $2,237,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Local Limited Partnership operating deficits if the Managing General Partner deems such funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.


Cash Distributions

No cash distributions were made during the nine months ended December 31, 1999.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1999 resulted in net losses of $849,146 and $2,267,373, respectively, as compared to net losses of $1,529,890 and $3,138,394 for the same respective periods in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships as well as a decrease in legal fees. These effects were partially offset by an increase in bad debts expense. Equity in losses of Local Limited Partnerships improved due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

Historic New Center in Detroit, Michigan has been generating operating deficits due to low occupancy and collection problems. However, as previously reported, the Managing General Partner was successful in finalizing the negotiations with the lenders for a loan modification. This loan modification should allow the property to meet debt service coverage and provide capital for the physical improvements. In addition, a new property manager was hired in October 1998. The new property manager is focusing on implementing a new marketing strategy and improving rent collections. As of December 31, 1999, occupancy for Historic New Center improved slightly to 87%. Further, the property is operating just above break-even. However, bad debt expense continues to be high as a result of poor collections. The Managing General Partner continues to meet with property management on a monthly basis to monitor on this issue

Westgate, located in North Dakota, had been experiencing declining occupancy. Occupancy as of December 31, 1999 was 98%. Affiliates of the Managing General Partner have been working with the Local General Partner who has raised some concerns over the long-term financial health of the property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of the partnership interest in Westgate to a non-profit general partner effective June 17, 1999. As a result of this change, the date when the Managing General Partner has the right to transfer the remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Accordingly, the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, in 1997, the Local General Partner, of Wheeler House, located in Nashua, New Hampshire was removed due to financial insolvency and an affiliate of the Managing General Partner stepped in as temporary Local General Partner. As the new Local General Partner, the affiliate of the Managing General Partner negotiated with the lender on temporary debt restructuring to reduce interest rates and extend the due date of the loan to 1998 to protect the Partnership's investment and the remaining tax credits generated by the property. However, in December 1999, the Lender began foreclosure proceedings. The foreclosure was completed in early January, 2000. The foreclosure will result in recapture of credits of approximately $3.70 per unit which will be on your 2000 Schedule K-1 that will be filed in April of 2001. In addition, the foreclosure will result in the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 11, 2000               BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. V

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