Form 10-K
period 2000-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2000-06-30
CIK 852953

June 29, 2000




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-K for the Year Ended March 31, 2000 File Number 0-19706


Dear Sir / Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



QH510K-K

                                                        UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                       Washington, D.C. 20549

                                                            FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31, 2000
                          -------------------------------------------

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

                       $60,904,650 as of March 31, 2000

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

                                                                        Part of Report on
                                                                        Form 10-K into
                                                                        Which the Document
Documents incorporated by reference                                     is Incorporated


Post-effective amendments No. 1 - 5 to the
Form S-11 Registration Statement, File # 33-29935                       Part I, Item 1

Acquisition Reports                                                     Part I, Item 1

Post-effective amendment No. 6 to the Registration
Statement on Form S-11, File # 33-29935                                 Part III, Item 12

Prospectus - Sections Entitled:

     "Investment objectives and Policies -
      Principal Investment Policies"                                    Part I, Item 1

     "Estimated Use of Proceeds"                                        Part III, Item 13

     "Management Compensations and Fees"                                Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 13





                                                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                                    (A Limited Partnership)

                                                                  ANNUAL REPORT ON FORM 10-K
                                                               FOR THE YEAR ENDED MARCH 31, 2000


                                                                       TABLE OF CONTENTS


                                                                            Page No.

PART I

     Item 1       Business                                                      K-3
     Item 2       Properties                                                    K-6
     Item 3       Legal Proceedings                                             K-12
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                              K-12

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                               K-13
     Item 6       Selected Financial Data                                       K-14
     Item 7       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 K-14
     Item 7A.     Quantitative and Qualitative Disclosures about
                  Market Risk                                                   K-17
     Item 8       Financial Statements and Supplementary Data                   K-17
     Item 9       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                        K-17

PART III

     Item 10      Directors and Executive Officers
                  of the Registrant                                             K-17
     Item 11      Management Remuneration                                       K-19
     Item 12      Security Ownership of Certain Beneficial
                  Owners and Management                                         K-19
     Item 13      Certain Relationships and Related Transactions                K-19

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

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Partnership has invested. Item 7 of this Report contains other significant information with respect to the Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in supplements to the Prospectus and collected in the post-effective amendments to the
Registration Statement listed in Part IV of this Report (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.


                                                                            TABLE A

                                                                    SELECTED LOCAL LIMITED
                                                                       PARTNERSHIP DATA


                                                                                                 Date
   Properties Owned by Local                                                                   Interest
     Limited Partnerships                                Location                              Acquired
--------------------------------                   ----------------------                    --------------

Strathern Park/Lorne Park (1)*                    Los Angeles, CA                             07/05/90
Park Caton                                        Catonsville, MD                             08/17/90
Cedar Lane I                                      London, KY                                  09/10/90
Silver Creek II                                   Berea, KY                                   08/15/90
Rosecliff                                         Sanford, FL                                 09/18/90
Brookwood                                         Ypsilanti, MI                               10/01/90
Oaks of Dunlop                                    Colonial Heights, VA                        01/01/91
Water Oak                                         Orange City, FL                             01/01/91
Yester Oaks                                       Lafayette, GA                               01/01/91
Ocean View                                        Fernandina Beach, FL                        01/01/91
Wheeler House (2)                                 Nashua, NH                                  01/01/91
Archer Village                                    Archer, FL                                  01/01/91
Timothy House                                     Towson, MD                                  03/05/91
Westover Station                                  Newport News, VA                            03/30/91
Carib III                                         St. Croix, VI                               03/21/91
Carib II                                          St. Croix, VI                               03/01/91
Whispering Trace                                  Woodstock, GA                               05/01/91
New Center                                        Detroit, MI                                 06/27/91
Huguenot Park*                                    New Paltz, NY                               06/26/91
Hillwood Pointe                                   Jacksonville, FL                            07/19/91
Pinewood Pointe                                   Jacksonville, FL                            07/31/91
Westgate*                                         Bismark, ND                                 07/25/91
Woodlake Hills                                    Pontiac, MI                                 08/01/91
Bixel House                                       Los Angeles, CA                             07/31/91
Magnolia Villas                                   North Hollywood, CA                         07/31/91
Schumaker Place                                   Salisbury, MD                               09/20/91
Circle Terrace                                    Lansdowne, MD                               12/06/91

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for a 95% interest in Strathern Park/Lorne Park Apartments, an 88.55% interest in Huguenot Park, and a 49.5% interest in Westgate. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(1) On January 1, 1994, Lorne Park merged into Strathern Park in a business combination accounted for as a pooling of interests. Lorne Park's total assets, liabilities and partners' equity were combined with Strathern Park at their existing book value, and neither partnership recognized a gain or loss on the merger.

(2) In January 2000, the lender for Wheeler House foreclosed on the property and the Partnership transferred its interest.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2000, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Timothy House and Maidens Choice, representing 10.07%, have Shelter Development Corp. as Local General Partner; (ii) Hillwood Pointe, Pinewood Pointe and Whispering Trace, representing 11.92%, have Flournoy Development Co. as Local General Partner; (iii) Silver Creek and Cedar Lane, representing .87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak, Yester Oaks and Ocean View, representing 1.71%, have Seals & Associates, Inc. & E. Lamar Seals as Local General Partners; (v) Bixel House and Harmony Apartments, representing 7.07%, have Julian Weinstock Construction Co., Inc. as Local General Partner; and (vi) Carib Villas II and Carib Villas III, representing 1.21%, have First Centrum Corp. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

The Properties owned by the Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and local conditions, such as competitive over-building, or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street V, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street V Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., ("Lend Lease"), an affiliate of the General Partner for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-six Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Westgate and Huguenot Park, where the Partnership's ownership interests are 95%, 49.5% and 88.55%, respectively.

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




                                                    Capital Contributions
                                                   Total               Paid        Mortgage loans                       Occupancy
Local Limited Partnership            Number      Committed at          through      payable at            Type             at
Property Name                          of          March 31,          March 31,     December 31,          of            March 31,
Property Location                 Apt. Units         2000               2000           1999             Subsidy*          2000
-------------------------------  -------------- -----------------  ------------- ----------------     -------------    -------------

Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                     241              $8,418,667      $8,418,667       $17,356,140          None               100%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD                     101               2,513,300       2,513,300         4,005,020          None               100%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                           36                 288,587         288,587         1,100,004          None               100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                            24                 193,278         193,278           766,558          None               100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                         168               3,604,720       3,604,720         5,531,104          None                98%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                        81               2,373,295       2,373,295         2,996,929          None                91%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                      40                 293,519         293,519         1,252,979          None               100%




                                                      Capital Contributions
                                               Total                 Paid          Mortgage loans                      Occupancy
Local Limited Partnership          Number   Committed at           through           payable at          Type             at
Property Name                       of        March 31,            March 31,         December 31,         of           March 31,
Property Location              Apt. Units       2000                 2000               1999            Subsidy*          2000
------------------------------ ----------- -----------------   ----------------- -------------------- -------------   -------------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                      44           319,254                319,254         1,283,141              FmHA         97%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL               42           334,177                334,177         1,363,339              None         95%

Burbank Limited Partnership I (2)
Wheeler House
Nashua, NH

Archer Village, Ltd.
Archer Village
Archer, FL                         24           171,380                171,380           706,791              FmHA         100%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA               144        2,791,280              2,791,280         4,413,492              None         100%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                         112        3,064,250              3,064,250         2,039,244              None         91%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                   108        1,972,947              1,972,947         2,653,568              None         100%




                                                     Capital Contributions
                                                     Total            Paid          Mortgage loans                        Occupancy
Local Limited Partnership             Number        Committed at      through          payable at             Type            at
Property Name                          of            March 31,       March 31,         December 31,            of         March 31,
Property Location                    Apt. Units         2000            2000             1999              Subsidy*         2000
---------------------------------  --------------  ------------  ---------------     ------------------- ------------  -------------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                          24             322,260           322,260              1,478,494         FmHA           75%

St. Croix II Limited Partnership
Carib II
St. Croix, VI                          20             347,680           347,680              1,399,088         FmHA           90%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                          40           1,093,330         1,093,330              1,358,987         None           91%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                            104           3,077,187        3,077,187              2,913,936       Section 8        87%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                          24             982,358           982,358              1,400,000         None          100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL                       100           2,356,133        2,356,133              2,888,685         None           95%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL                       136           3,153,173        3,153,173              3,911,198         None           96%





                                                                     Capital Contributions
                                                       Total            Paid      Mortgage loans                         Occupancy
Local Limited Partnership              Number        Committed at     through       payable at            Type               at
Property Name                           of            March 31,       March 31,     December 31,           of            March 31,
Property Location                    Apt. Units          2000           2000            1999             Subsidy*           2000
--------------------------------- --------------  ----------------- ------------ ----------------     -------------    ------------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                            60                 935,893        935,893      1,351,284              None              96%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                           144               4,154,667      4,154,667      3,774,677              None              91%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                        76                 710,677        710,677      1,162,940            Section 8           92%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA                    65               3,203,996      3,203,996      2,206,214              None             100%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                          96               2,910,453     2,910,453       2,896,834              None              97%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                         303               5,811,237      5,811,237      8,573,318            Section 8           97%
                                   -------            ------------  ------------  -------------
                                    2,357            $ 55,397,698   $ 55,397,698  $  80,783,964
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

                  (2) In January 2000, the lender of Wheeler House foreclosed on the property. This Partnership had total capital contributions and mortgage payable amounts of $300,531 and $674,021, respectively as of the foreclosure date.

Two Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. The first is Strathern Park/Lorne Park, a California Limited Partnership. Strathern Park/Lorne Park, representing 15.20% of the total capital contributions to Local Limited Partnerships, is a 241-unit apartment complex located in Los Angeles, California.

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

The other Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Circle Terrace Associates Limited Partnership. Circle Terrace, representing 10.49% of the total capital contributions to Local Limited Partnerships, is a substantially renovated 303-unit apartment complex located in Lansdowne, Maryland with 23 garden-style buildings and a newly-constructed community building.

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

Duration of leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of this Report.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, had been involved in certain litigation with an entity formerly affiliated with this Partnership and its previous local general partner. A settlement agreement was agreed upon in July 1999 totaling $200,000, of which the Partnership's share was $100,000. In the opinion of Management, this was an appropriate settlement, which it believes will eliminate the risk of foreclosure and recapture posed by this litigation.

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

As of June 15, 2000, there were 3,241 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2000, 1999 and 1998.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report. Certain amounts have been restated to conform with current year presentation.

                                           March 31,     March 31,       March 31,       March 31,      March 31,
                                             2000           1999           1998            1997           1996

Revenue                                 $     235,508  $      281,041  $     222,072  $     204,683  $      224,012
Equity in losses of Local Limited
     Partnerships                          (2,576,356)     (2,932,545)    (4,921,903)    (4,044,413)     (4,695,617)
Net loss                                   (3,006,310)     (3,371,589)    (5,794,498)    (4,337,761)     (4,952,448)
     Per Limited Partnership Unit (A)          (43.18)        (48.42)         (83.22)        (62.30)         (71.13)
Cash and cash equivalents                     523,352         449,931        239,708        449,567         243,644
Marketable securities                       2,332,268       2,666,281      3,064,717      2,840,127       3,099,255
Investment in Local Limited
     Partnerships                          18,818,290      21,538,791     24,748,484     30,531,768      34,878,562
Total assets (B)                           21,702,984      24,862,400     28,092,950     33,871,495      38,246,869
Total liabilities                             295,987         405,479        286,362        298,276         318,728
Other data:
Passive loss (C)                           (4,835,075)     (5,120,476)    (5,324,956)    (5,154,301)     (5,187,774)
     Per Limited Partnership Unit (A,C)        (69.44)         (73.54)       (76.48)         (74.03)        (74.51)
 Portfolio income (C)                         325,210         340,850        361,519        281,707         350,417
     Per Limited Partnership Unit (A,C)          4.67            4.90           5.19           4.05            5.03
Low-Income Housing Tax Credit (C)          10,510,853      10,405,744     10,512,076     10,512,996      10,506,229
     Per Limited Partnership Unit (A,C)        150.96          150.97         150.98         150.99          150.90
Local Limited Partnership interests
     owned at end of period (D, E)                 26              27             27             27              27

(A) Per Limited Partnership Unit data is based upon 68,929 outstanding Units.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Partnership for income tax purposes.

(D) On January 1, 1994, Strathern Park and Lorne Park merged.

(E) In January 2000, the Partnership wrote off the foreclosed Wheeler House property.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, and interest rates.

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of $523,352, compared with $449,931 at March 31, 1999. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations, investments in Local Limited Partnerships, and purchases of marketable securities.

Approximately $2,231,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has advanced approximately $303,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the years ended March 31, 2000, 1999 or 1998. It is not expected that cash available for distribution, if any, will be significant during the 2000 calendar year. Based on the results of 1999 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

2000 versus 1999

The Partnership's results of operations for the year ended March 31, 2000 resulted in a net loss of $3,006,310 as compared to a net loss of $3,371,589 for the same period in 1999. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships and general and administrative expenses. These effects were partially offset by provisions for valuation of investments in Local Limited Partnerships related to advances to two Local Limited Partnerships recorded in 2000, as well as a decrease in other revenue. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero.

1999 versus 1998

The Partnership's results of operations for the year ended March 31, 1999 resulted in a net loss of $3,371,589 as compared to a net loss of $5,794,498 for the same period in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a provision for valuation of Investment in Local Limited Partnership in 1998 not required in 1999. The decrease was partially offset by an increase in general and administrative expenses. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero.

Low-Income Housing Tax Credits

The 2000, 1999, and 1998 Tax Credits per Unit were $150.96, $150.97 and $150.98, respectively. The Tax Credit per Limited Partnership Unit stabilized in 1993 at approximately $151.00 per Unit. The credits are expected to remain stable through the year 2000 and then they are expected to decrease as certain properties reach the end of the ten year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future, which is well beyond 2000.

Property Discussions

Historic New Center in Detroit, Michigan has been generating operating deficits due to low occupancy and collection problems. However, as previously reported, the Managing General Partner was successful in finalizing the negotiations with the lenders for a loan modification. This loan modification should allow the property to meet debt service coverage and provide capital for the physical improvements. In addition, a new property manager was hired in October 1998. The new property manager is focusing on implementing a new marketing strategy and improving rent collections. As of March 31, 2000, occupancy for Historic New Center remained at 87%, the same as last quarter. However, bad debt expense continues to be high as a result of poor collections. The Managing General Partner continues to meet with property management on a monthly basis to monitor this issue.

Westgate, located in North Dakota, had been experiencing operating deficits due to occupancy issues. Occupancy as of March 31, 2000 was 96%. Affiliates of the Managing General Partner have been working with the Local General Partner, who has raised some concerns over the long-term financial health of the property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of its partnership interest in Westgate to a non profit general partner effective June 17, 1999. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, in 1997, the Local General Partner, of Wheeler House, located in Nashua, New Hampshire was removed due to financial insolvency and an affiliate of the Managing General Partner stepped in as temporary Local General Partner. As the new Local General Partner, the affiliate of the Managing General Partner negotiated with the lender on temporary debt restructuring to reduce interest rates and extend the due date of the loan to 1998. However, in December 1999, the Lender began foreclosure proceedings. The foreclosure was completed in early January, 2000. The foreclosure will result in recapture of credits of approximately $3.70 per unit, which will be on the 2000 Schedule K-1 that will be filed in April of 2001. In addition, the foreclosure will result in the allocation of taxable income to the Partnership and loss of future benefits associated with this property. Since the property's carrying value was zero, the transaction had no financial statement impact.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2000, 1999 and 1998.

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

Other Development

Lend Lease Real Estate Investments, Inc. ("Lend Lease"), the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership ("Boston Financial") on November 3, 1999.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has invested in marketable securities with a fair value of $2,332,268 at March 31, 2000; these securities, with rates ranging from 4.88% to 8.50%, do not subject the Partnership to significant market risk because of their short term maturities and high liquidity.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                       PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street V, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The Managing General Partner was incorporated in June 1989. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                           President, Managing Director
Michael H. Gladstone                   Vice President, Managing Director
Randolph G. Hawthorne                  Vice President, Managing Director
Paul F. Coughlan                       Vice President
William E. Haynsworth                  Vice President

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

Jenny Netzer, age 44, Principal, Head of Housing and Community Investing. - Responsible for tax credit investment programs to institutional clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1987. Previously, led Boston Financial's new business initiatives and managed firm's Asset Management division, responsible for performance of 750 properties and providing service to 35,000 investors. Prior to joining Boston Financial, served as Deputy Budget Director for Commonwealth of Massachusetts, responsible for Commonwealth's health care and public pension program's budgets, served as Assistant Controller at Yale University and former member of Watertown Zoning Board of Appeals Officer of Affordable Housing Tax Credit Coalition and frequent speaker on affordable housing and tax credit industry issues, BA
Harvard University; Master's in Public Policy Harvard's Kennedy School of Government.

Michael H. Gladstone, age 43, Principal, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1985; served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

Randolph G. Hawthorne, age 50, Principal, Housing and Community Investing - Responsible for structuring and acquiring real estate investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1973. Previously, served as Boston Financial's Treasurer, Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989, Past President of the National Housing and Rehabilitation Association, Member, Multifamily Council of the Urban Land Institute, Frequent speaker at industry conferences. Serves on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News, BS Massachusetts Institute of Technology; MBA Harvard Graduate School of Business. Board of Directors National Housing Conference. Graduated MIT 1971, HBS 1973.

Paul F. Coughlan, age 56, Principal, Housing and Community Investing - Responsible for marketing and sales of institutional tax credit investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1975. Previously, served as sales manager for Boston Financial's retail tax credit fund, AB Brown University.

William E. Haynsworth, age 60, Principal, Housing and Community Investing - Responsible for the structuring of real estate investments and the acquisition of property interests. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1977. Prior to joining Boston Financial, Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. Served as Director of Non-Residential Development of the Boston Redevelopment Authority and Associate of Goodwin, Proctor & Hoar, Past President and current Chairman of the Board of Directors of Affordable Housing Tax Credit Coalition, BA Dartmouth College; LLB and LLM Harvard Law School.

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2000, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

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
       Partner 101 Arch Street
                         Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street V, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2000. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street L.P. owns five (unregistered) Units not included in the 68,929 Units sold to the public. Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

Except as described in the preceding paragraphs, neither Arch Street, Inc., Arch Street L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership if it is still a limited partner at the time of such a transaction. All such fees, expenses and distributions are more fully described in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, affiliates of the Managing General Partner serve as property management agents for New Center, Carib II, Carib III and Woodlake Hills.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the three ended March 31, 2000 is presented below.

Organizational fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,984 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,049 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The
Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. Total organization and offering expenses, exclusive of selling commissions, did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 2000.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the gross offering proceeds. As of March 31, 2000, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2000 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 2000.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of .365% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the three years ended March 31, 2000 are as follows:

                                                                    2000          1999            1998
                                                                 ----------     ----------      ----------

     Asset Management Fees                                     $   247,331    $   243,169     $   238,087



Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the three years ended March 31, 2000 are as follows:

                                                                    2000          1999           1998
                                                               -----------    -----------     --------

   Salaries and benefits expense reimbursements                $   139,757    $   109,845     $   127,926

Property Management Fees

Affiliates of the Managing General Partner are management agents for four Local Limited Partnerships. Fees charged in each of the two years ended December 31, 1999 are as follows:

                                                                    1999          1998           1997
                                                               -----------    -----------     --------

   Property Management Fees                                    $    84,640    $    80,455     $    77,858

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street V, Inc. and Arch Street V Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the three years ended March 31, 2000.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the three years ended March 31, 2000 is presented in Note 5 to the Financial Statements.

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
28.1 of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)  See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
          No reports on Form 8-K were filed during the year ended March 31, 2000.

(a)(3)(c)  Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K


    18.   Letter on Change in Accounting Principle

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

     By:   Arch Street V, Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne                Date:    June 29, 2000
           ------------------------                          -------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:   /s/Randolph G.  Hawthorne                  Date:    June 29, 2000
           ------------------------------                     -------------
           Randolph G. . Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                    Date:    June 29, 2000
           -----------------------                              -------------
           Michael H. Gladstone,
           Managing Director, Vice President

Item 8.  Financial Statements and Supplementary Data


                                                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                                   (A Limited Partnership)

                                                                 Annual Report on Form 10-K
                                                              For The Year Ended March 31, 2000
                                                                            Index



                                                                              Page No.

Report of Independent Accountants
    For the years ended March 31, 2000, 1999 and 1998                           F-2

Financial Statements

    Balance Sheets - March 31, 2000 and 1999                                    F-3

    Statements of Operations - Years Ended
       March 31, 2000, 1999 and 1998                                            F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       Years Ended March 31, 2000, 1999 and 1998                                F-5

    Statements of Cash Flows - Years Ended
       March 31, 2000, 1999 and 1998                                            F-6

    Notes to the Financial Statements                                           F-7

Financial Statement Schedule

    Schedule III - Real Estate and Accumulated Depreciation                     F-16


See also Index to Exhibits on Page K-22 for the financial statements of the Local Limited Partnerships included as a separate exhibit in this Annual Report on Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.


                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Qualified Housing Tax Credits L.P. V:

In our opinion, based on our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V (the "Fund") at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which $35,175,229 and $32,930,842 of cumulative equity in losses are included in the balance sheet as of March 31, 2000 and
1999,  respectively,  and for  which  net  losses  of $2,576,356,   $2,932,545,
and $4,921,903 are included in the accompanying financial statements for the years ended March 31, 2000, 1999, 1998, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with auditing standard generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.

As discussed in Note 2 to the financial statements, in 2000 the Partnership changed the basis of presentation of its financial statements from a combined basis to a stand-alone basis. The 1999 financial statements have been restated to show the effects of this change in reporting entity.





/S/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
June 22, 2000
Boston, Massachusetts



                                                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                                   (A Limited Partnership)

                                                                       BALANCE SHEETS
                                                                   March 31, 2000 and 1999



                                                                                                 1999
                                                                              2000            (Restated)
Assets

Cash and cash equivalents                                                $     523,352       $     449,931
Accounts receivable from affiliates                                                  -             174,739
Investments in Local Limited Partnerships, net (Note 4)                     18,818,290          21,538,791
Marketable securities, at fair value (Note 3)                                2,332,268           2,666,281
Other assets                                                                    29,074              32,658
                                                                         -------------       -------------
   Total Assets                                                          $  21,702,984       $  24,862,400
                                                                         =============       =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                  $     121,184       $     143,443
Accounts payable and accrued expenses                                           43,605             115,218
Deferred revenue (Note 6)                                                      131,198             146,818
                                                                         -------------       -------------
   Total Liabilities                                                           295,987             405,479
                                                                         -------------       -------------

General, Initial and Investor Limited Partners' Equity                      21,443,142          24,449,452
Net unrealized gains (losses) on marketable securities                         (36,145)              7,469
                                                                         ----------------    -------------
   Total Partners' Equity                                                   21,406,997          24,456,921
                                                                         -------------       -------------
   Total Liabilities and Partners' Equity                                $  21,702,984       $  24,862,400
                                                                         =============       =============


The accompanying notes are an integral part of these financial statements.


                                              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                                   (A Limited Partnership)

                                                                  STATEMENTS OF OPERATIONS
                                                      For the Years Ended March 31, 2000, 1999 and 1998


                                                                           1999                1998
                                                        2000            (Restated)          (Restated)
Revenue:
   Investment                                      $     156,312       $     158,954      $      179,908
   Other                                                  79,196             122,087              42,164
                                                   -------------       -------------      --------------
     Total Revenue                                       235,508             281,041             222,072
                                                   -------------       -------------      --------------

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $139,757, $109,845
     and $127,926 in 2000, 1999 and 1998,
     respectively) (Note 5)                              219,794             453,057             237,092
   Asset management fees, related party (Note 5)         247,331             243,169             238,087
   Provision for valuation of investment in
       Local Limited Partnership                         174,739                   -             590,197
   Amortization                                           23,598              23,859              29,291
                                                   -------------       -------------      --------------
     Total Expenses                                      665,462             720,085           1,094,667
                                                   -------------       -------------      --------------

Loss before equity in losses of Local Limited
   Partnerships                                         (429,954)           (439,044)           (872,595)

Equity in losses of Local Limited
   Partnerships (Note 4)                              (2,576,356)         (2,932,545)         (4,921,903)
                                                   -------------       -------------      --------------


Net Loss                                           $  (3,006,310)      $  (3,371,589)     $   (5,794,498)
                                                   =============       =============      ==============

Net Loss allocated:
   General Partners                                $     (30,063)      $     (33,716)     $      (57,945)
   Limited Partners                                   (2,976,247)         (3,337,873)         (5,736,553)
                                                   -------------       -------------      --------------
                                                   $  (3,006,310)      $  (3,371,589)     $   (5,794,498)
                                                   =============       =============      ==============

Net Loss per Limited Partnership
   Unit (68,929 Units)                             $      (43.18)      $      (48.42)     $       (83.22)
                                                   =============       =============      ==============


The accompanying notes are an integral part of these financial statements.


                                              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                                   (A Limited Partnership)

                                                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                                      For the Years Ended March 31, 2000, 1999 and 1998


                                       Net
                                                    Initial         Investor       Unrealized
                                   General          Limited          Limited          Gains
                                   Partners         Partner         Partners        (Losses)           Total

Balance at March 31, 1997       $   (255,951)    $      5,000    $ 33,866,490     $    (42,320)   $ 33,573,219
                                ------------     ------------    ------------     ------------    ------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable securities
     available for sale                    -                -               -           27,867          27,867
   Net Loss                          (57,945)               -      (5,736,553)               -      (5,794,498)
                                ------------     ------------    ------------     ------------    ------------
Comprehensive Income (Loss)          (57,945)               -      (5,736,553)          27,867      (5,766,631)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1998
   (restated)                       (313,896)           5,000      28,129,937          (14,453)     27,806,588
                                ------------     ------------    ------------     ------------    ------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable securities
     available for sale                    -                -               -           21,922          21,922
   Net Loss                          (33,716)               -      (3,337,873)               -      (3,371,589)
                                ------------     ------------    ------------     ------------    ------------
Comprehensive Income (Loss)          (33,716)               -      (3,337,873)          21,922      (3,349,667)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 1999
   (restated)                       (347,612)           5,000      24,792,064            7,469      24,456,921
                                ------------     ------------    ------------     ------------    ------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                    -                -               -          (43,614)        (43,614)
   Net Loss                          (30,063)               -      (2,976,247)               -      (3,006,310)
                                ------------     ------------    ------------     ------------    ------------
Comprehensive Loss                   (30,063)               -      (2,976,247)         (43,614)     (3,049,924)
                                ------------     ------------    ------------     ------------    ------------

Balance at March 31, 2000       $   (377,675)    $      5,000    $ 21,815,817      $   (36,145)    $21,406,997
                                ============     ============    ============     ============    ============


The accompanying notes are an integral part of these financial statements.


                                                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                                   (A Limited Partnership)

                                                                  STATEMENTS OF CASH FLOWS
                                                      For the Years Ended March 31, 2000, 1999 and 1998


                                                                                1999             1998
                                                              2000           (Restated)       (Restated)

Cash flows from operating activities:
   Net loss                                               $  (3,006,310)   $  (3,371,589)    $  (5,794,498)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships           2,576,356        2,932,545         4,921,903
     Provision for valuation of Investment in Local
       Limited Partnership                                      174,739                -           590,197
     Amortization                                                23,598           23,859            29,291
     (Gain) Loss on sales and maturities of
       marketable securities                                     (2,498)          14,790            (1,154)
     Cash distribution income included in cash
       Distributions received from Local Limited
       Partnerships                                              (5,132)         (65,089)                -
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                               3,584            6,383            10,992
       Accounts payable to affiliate                            (22,259)          64,233            (9,017)
       Accounts payable and accrued expenses                    (71,613)          47,527            31,999
       Deferred revenue                                         (15,620)           7,357           (34,896)
                                                          -------------    -------------     -------------
Net cash used for operating activities                         (345,155)        (339,984)         (255,183)
                                                          -------------    -------------     -------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                   (127,767)         (50,420)                -
   Purchases of marketable securities                        (1,067,998)      (2,523,829)       (2,889,608)
   Proceeds from sales and maturities of
     marketable securities                                    1,360,895        2,929,397         2,694,039
   Cash distributions received from Local Limited
     Partnerships                                               253,446          368,798           241,893
   Advances to Local Limited Partnerships                      (188,700)        (173,739)           (1,000)
   Repayment of advances to Local Limited
     Partnerships                                               188,700                -                 -
                                                          -------------    -------------     -------------
Net cash provided by investing activities                       418,576          550,207            45,324
                                                          -------------    -------------     -------------


Net increase (decrease) in cash and
   cash equivalents                                              73,421          210,223          (209,859)

Cash and cash equivalents, beginning                            449,931          239,708           449,567
                                                          -------------    -------------     -------------

Cash and cash equivalents, ending                         $     523,352    $     449,931     $     239,708
                                                          =============    =============     =============

The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                        (A Limited Partnership)

                               Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V ("the Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street V, Inc., a Massachusetts corporation, which serves as the Managing General Partner, and Arch Street V Limited Partnership, a Massachusetts Limited Partnership whose general partner consists of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership initially designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2000, the Managing General Partner has designated approximately $2,231,000 of marketable securities as such Reserves.

2.   Significant Accounting Policies

Basis of Presentation

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment balance has been reduced to zero are included in income.

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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                      NOTES TO THE FINANCIAL STATEMENTS (continued)


2.  Significant Accounting Policies (continued)

Basis of Presentation (continued)

The General Partners have decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1999, 1998 and 1997.

The general partner of Wheeler House Apartments, Ltd. ("Wheeler House") Local Limited Partnership and the General Partner of the Partnership are affiliated entities. In prior periods, the Partnership combined its financial statements with those of Wheeler House. During 2000, the General Partner concluded that the presentation of the financial position and results of operations of the Partnership, with Wheeler House accounted for using the equity method, resulted in a more meaningful presentation. All prior period financial data has been restated to reflect the change in reporting entity.

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

Cash Equivalents

Cash equivalents consist of short-term money market instruments with original maturities of ninety days or less at acquisition and approximate fair value.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized              Fair
                                                 Cost            Gains            Losses             Value
Debt securities issued by the US
   Treasury and other US
   government corporations and agencies     $  2,046,494      $     1,407       $  (26,680)      $ 2,021,221

Mortgage backed securities                       321,919               95          (10,967)          311,047
                                            ------------      -----------       ----------      ------------

Marketable securities at March 31, 2000     $  2,368,413      $     1,502       $  (37,647)     $  2,332,268
                                            ============      ===========       ==========      ============

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
                                            ============      ===========       ==========      ============

The contractual maturities at March 31, 2000 are as follows:

                                                                                               Fair
                                                                            Cost                Value

Due in less than one year                                                $   998,056         $   994,143
Due in one year to five years                                              1,048,438           1,027,078
Mortgage backed securities                                                   321,919             311,047
                                                                         -----------         -----------
                                                                         $ 2,368,413         $ 2,332,268
                                                                         ===========         ===========

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                (A Limited Partnership)

                       NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales and maturities of marketable securities were approximately $493,000, $451,000 and $1,792,000 during the years ended March 31, 2000, 1999 and 1998, respectively. Proceeds from the maturities of marketable securities were approximately $868,000, $2,479,000 and $902,000 during the years ended March 31, 2000, 1999 and 1998, respectively. Included in investment income are gross gains of $2,617, $4,895 and $7,205 and gross losses of $119, $19,685 and $6,051 that were realized on the sales during the years ended March 31, 2000, 1999 and 1998, respectively.

4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interest in twenty-six Local Limited Partnerships. Each of these Local Limited Partnerships owns and operates multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Strathern Park/Lorne Park Apartments, Westgate and Huguenot Park, which are 95%, 49.5% and 88.55%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

 The following is a summary of Investments in Local Limited Partnerships at March 31:

                                                                                  1999             1998
                                                                2000           (Restated)       (Restated)
Capital  contributions  and  advances  paid to
   Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited
   Partnerships                                             $ 55,571,437     $  55,570,462     $  55,520,042

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $2,566,642,
   $1,290,733 and $177,371 in 2000, 1999 and
   1998, respectively)                                        (35,175,229)     (32,930,842)      (30,063,386)

Cumulative cash distributions received
   from Local Limited Partnerships                             (1,594,323)      (1,341,854)         (973,056)
                                                            -------------    -------------     -------------

Investments in Local Limited Partnerships
  before adjustment                                            18,801,885       21,297,766        24,483,600

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                               1,006,357        1,039,751         1,039,751

    Accumulated amortization of acquisition
    fees and expenses                                            (226,016)        (208,529)         (184,670)
                                                            -------------    -------------     -------------

Investments in Local Limited Partnerships                      19,582,226       22,128,988        25,338,681

Reserve for valuation of Investment in Local
   Limited Partnership                                           (763,936)        (590,197)         (590,197)
                                                            -------------    -------------     -------------
                                                            $ 18,818,290     $  21,538,791     $  24,748,484
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

The lender for Wheeler House foreclosed on the property in January 2000. The Partnership does not anticipate any further obligations, receipts or operations relative to this property. As no material gain or loss is expected, and the Partnership's net investment is zero, all capital accounts have been written off and excluded from the above investment amounts as of March 31, 2000.

Summarized financial information as of December 31, 1999, 1998 and 1997 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                                            1998                1997
                                                         1999            (Restated)          (Restated)
Assets:
   Investment property, net                         $ 105,177,955       $  109,435,843      $  113,801,556
   Current assets                                        3,101,609           3,057,635           3,323,600
   Other assets                                          5,902,390           5,871,685           5,952,402
                                                    --------------      --------------      --------------
     Total Assets                                   $ 114,181,954       $  118,365,163      $  123,077,558
                                                    =============       ==============      ==============

Liabilities and Partners' Equity:
   Long-term debt, net of current portion           $   81,383,935      $   82,067,318      $   84,748,636
   Current liabilities (including current portion
     of long-term debt)                                  2,803,716           9,399,982           8,071,988
   Other liabilities                                     9,502,115           2,206,860           1,480,334
                                                    --------------      --------------      --------------
     Total Liabilities                                  93,689,766          93,674,160          94,300,958

Partnership's Equity                                    15,351,058          19,610,331          23,844,561
Other Partners' Equity                                   5,141,130           5,080,672           4,932,039
                                                    --------------      --------------      --------------
     Total Liabilities and Partners' Equity         $  114,181,954      $  118,365,163      $  123,077,558
                                                    ==============      ==============      ==============

Summarized Income Statements - for the years ended
December 31,

Rental and other income:                            $   15,034,859      $   14,644,117      $   14,408,684
                                                    --------------      --------------      --------------

Expenses:
   Operating                                             8,504,043           7,852,719           7,812,411
   Interest                                              5,762,221           5,916,749           5,983,954
   Depreciation and amortization                         4,760,003           4,940,971           5,822,201
                                                    --------------      --------------      --------------
     Total Expenses                                     19,026,267          18,710,439          19,618,566
                                                    --------------      --------------      --------------

     Net Loss                                       $   (3,991,408)     $   (4,066,322)     $   (5,209,882)
                                                    ==============      ==============      ==============

Partnership's  share of Net Loss (1999 and 1998
   include  adjustments  from prior
   years of $(25,790)
   and $(12,175), respectively)                     $   (3,927,947)     $   (3,980,818)     $   (5,097,131)
                                                    ==============      ==============      ==============

Other partners' share of Net Loss                   $      (89,251)     $      (97,679)     $     (112,751)
                                                    ==============      ==============      ==============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2000, 1999 and 1998, the Partnership has not recognized $1,351,591, $1,048,273 and $175,228, respectively, of equity in losses of Local Limited Partnerships relating to several Local Limited Partnerships where cumulative equity in losses exceeded its total investments in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $15,351,058 differs from the Partnership's Investments in Local Limited Partnerships before adjustment of $18,801,885 principally because: a) the Partnership has not recognized $2,566,642 of equity in losses of eight Local Limited Partnerships whose equity in losses exceeded its total investment; b) distributions made by Local Limited Partnerships during the quarter ended March 31, 2000 are not reflected in the December 31, 1999 balance sheets of the Local Limited Partnerships; and c) syndication costs charged to equity by a Local Limited Partnership are not reflected in the Partnership's investment in the Local Limited Partnership.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of 0.365 (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2000, 1999 and 1998 are $247,331, $243,169 and $238,087, respectively. Included in accounts payable to affiliate at March 31, 2000 and 1999 are $62,841 and $122,057, respectively, of Asset Management Fees due to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2000, 1999 and 1998 are $139,757, $109,845 and $127,926, respectively, that the Partnership has paid or is payable as reimbursement for salaries and benefits expenses. The amounts payable for salaries and benefits at March 31, 2000 and 1999 are $58,343 and $21,386, respectively.

Affiliates of the Managing General Partner are the management agents for four Local Limited Partnerships in which the Partnership has invested. The management fee charged to each property is equal to 4% of property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $84,640, $80,455 and $77,858 of fees paid to the affiliates for the years ended December 31, 1999, 1998 and 1997, respectively.

6.   Deferred Revenue

Under the terms of a Local Limited Partnership Agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 of its cash and cash equivalents for this purpose. Since the funds were not needed, the Local Limited Partnership Agreement allows that the established Supplemental Reserve, along with the interest earned, are available to pay the Partnership its annual priority distribution. As of March 31, 2000, $121,000 has been released to the Partnership. The balance of the Supplemental Reserve is included in cash and cash equivalents. This balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Reserve.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                  (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)


7.   Litigation

The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, had been involved in certain litigation with an entity formerly affiliated with this partnership and its previous local general partner. A settlement agreement was agreed upon in July 1999 totaling $200,000 of which the Partnership's share was $100,000. In the opinion of Management, this was an appropriate settlement, which it believes will eliminate the risk of foreclosure and recapture posed by this litigation.

8.   Transfer of Interest in Local Limited Partnership

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

9.   Federal Income Taxes

The following schedule reconciles the reported financial statement loss for the fiscal years ended March 31, 2000, 1999 and 1998 to the loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 1999, 1998 and 1997:

                                                                                 1999            1998
                                                               2000           (Restated)       (Restated)

Net Loss per financial statements                         $  (3,006,310)   $  (3,371,589)    $  (5,794,498)

   Adjustment for equity in losses of Local Limited
     Partnerships for tax purposes in excess of
     equity in losses for financial reporting purposes          (76,548)        (341,051)       (1,419,314)

   Equity in losses of Local Limited Partnerships not
     recognized for financial reporting purposes             (1,356,723)      (1,113,362)         (175,228)

   Adjustment to reflect March 31 fiscal year end
     to December 31 tax year end                               (137,842)          31,950            31,986

   Related party expenses not currently deductible for
     tax purposes                                                     -           60,556                 -

   Related party expenses paid in current year but
     expensed for financial reporting purposes in
     prior year                                                 (60,556)               -          (114,572)

   Amortization of acquisition fees and expenses
     for tax purposes in excess of amortization
     for financial reporting purposes                           (13,964)         (13,703)           (8,383)

   Provision for valuation of investment in Local
     Limited Partnership not deductible for
     tax purposes                                               174,739                -           590,197

   Cash distribution included in loss for financial
     reporting purposes                                         (32,662)         (32,427)                -
                                                          -------------    -------------     -------------

Net Loss per tax return                                   $  (4,509,866)   $  (4,779,626)    $  (6,889,812)
                                                          ==============   =============     =============

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                    (A Limited Partnership)


                          NOTES TO THE FINANCIAL STATEMENTS (continued)


9.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2000 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                 $  18,818,290    $  14,081,467    $  4,736,823
                                                          ==============   ==============   ============
Other assets                                              $   2,884,694    $  12,765,769    $ (9,881,075)
                                                          ==============   ==============   =============
Liabilities                                               $     295,987    $     201,859    $     94,128
                                                          ==============   ==============   ============

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in loss from Local Limited Partnerships for tax reporting purposes is approximately $5,508,000 greater than for financial reporting purposes, including approximately $2,567,000 of losses the Partnership has not recognized relating to eight Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $85,000; (iii) approximately $60,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 2000 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1999; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax reporting purposes, are charged to Limited Partners' equity for financial reporting purposes.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1999 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                 $  21,538,791    $  18,320,798    $  3,217,993
                                                          =============    ==============   ============
Other assets                                              $   3,323,609    $  13,039,165    $ (9,715,556)
                                                          =============    =============    ============
Liabilities                                               $     405,479    $     204,721    $    200,758
                                                          =============    =============    ============

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the cumulative equity in loss from Local Limited Partnerships for tax reporting purposes is approximately $3,743,000 greater than for financial reporting purposes, including approximately $1,291,000 of losses the Partnership has not recognized relating to five Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $64,000; (iii) approximately $50,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1999 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1998; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax reporting purposes, are charged to Limited Partners' equity for financial reporting purposes.

June 29, 2000

Boston Financial Qualified Housing Tax Credits L.P. V
101 Arch Street
Boston, MA 02110-1106

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V:

We are providing this letter to you for inclusion as an exhibit to your Form 10-K filing pursuant to Item 601 of Regulation S-K.

We have audited the financial statements included in Boston Financial Qualified Housing Tax Credits L.P. V's (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 2000 and issued our report thereon dated June 22, 2000.
Note 2 to the financial statements describes a change in reporting entity from a combined basis presentation to a stand-alone basis presentation. It should be understood that the preferability of one acceptable method of presenting entities under common control over another has not been addressed in any authoritative accounting literature, and in expressing our concurrence below we have relied on management's determination that this change in reporting entity is preferable. Based on our reading of management's stated reasons and justification for this change in reporting entity in the Form 10-K, and our discussions with management as to their judgment about the relevant business planning and legal factors relating to the change, we concur with management that such change represents, in the Partnership's circumstances, the adoption of a preferable accounting principle in conformity with Accounting Principles Board Opinion No. 20.


Very truly yours,


/S/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 2000


                                                   COST OF INTEREST AT ACQUISITION
                                                                 DATE
                                                  -----------------------------------
                                                                                       NET IMPROVEMENTS
                         NUMBER        TOTAL                                              CAPITALIZED
                           OF         ENCUM-                        BUILDING AND         SUBSEQUENT TO
     DESCRIPTION         UNITS       BRANCES *         LAND         IMPROVEMENTS          ACQUISITION

Low and Moderate
Income Apartment Complexes

Strathern Park/Lorne          241     $17,356,140     $4,369,500         $10,513,639           $10,997,952
Park
  Los Angeles, CA
Maidens Choice                101       4,005,020        807,791           2,013,769             3,459,429
  Baltimore, MD
Cedar Lane                     36       1,100,004         40,000           1,375,512                11,854
  London, KY
Silver Creek                   24         766,558         20,000             946,812                     0
  Berea, KY
Rosecliff                     168       5,531,104      1,200,000           3,304,950             4,578,797
  Orlando, FL
Brookwood                      81       2,996,929         91,470             344,580             4,578,953
  Ypsilanti Township, MI
Water Oak                      40       1,252,979         98,058           1,467,944                 5,638
  Orange City, FL
Yester Oaks                    44       1,283,141         47,105           1,574,145                 2,489
  Lafayette, GA
Ocean View                     42       1,363,339        112,620           1,600,421                28,592
  Ferandina Beach, FL
Wheeler House                  17         674,021         42,000           1,139,412             (133,840)
  Nashua, NH
Archer Village                 24         706,791         40,000             861,288                38,869
  Archer, FL
Oaks of Dunlop                144       4,413,492        631,959           6,492,444               156,533
  Colonial Heights, VA
Timothy House                 112       2,039,244         11,638           6,344,664               457,230
  Towson, MD
Westover Station              108       2,653,568        305,645           4,299,613                 7,924
  Newport News, VA
Carib Villas III               24       1,478,494        107,582           1,802,466                 5,614
  St. Croix, VI
Carib Villas II                20       1,399,088         57,720           1,787,528                 5,614
  St. Croix, VI
Whispering Trace               40       1,358,987        218,000           2,413,145             (447,564)
  Woodstock, GA
New Center                    104       2,913,936         79,652           3,534,776             2,934,509
  Detroit, MI
Huguenot Park                  24       1,400,000         83,000           2,088,664                     0
  New Paltz, NY
Hillwood Pointe               100       2,888,685        454,185           5,103,711               130,945
  Jacksonville, FL
Pinewood Pointe               136       3,911,198        555,093           6,809,808               663,311
  Jacksonville, FL
Westgate                       60       1,351,284        215,168           2,152,519                24,702
  Bismark, ND
Woodlake Hills                144       3,774,677        233,690           6,481,250             2,392,831
  Pontiac, MI
Bixel House                    76       1,162,940        190,746           2,294,879                51,935
  Los Angeles, CA
Harmony                        65       2,206,214              0           7,020,696               117,827
  North Hollywood, CA
Schumaker Place                96       2,896,834        531,776           1,627,716             3,609,531
  Salisbury, MD
Circle Terrace                303       8,573,318              0           7,884,733             8,635,332
  Lansdown, MD
                       ------------------------------------------------------------------------------------

        TOTAL               2,374     $81,457,985    $10,544,398         $93,281,084           $42,315,007
                       ====================================================================================


                           GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1999
                       -----------------------------------------------------------              LIFE ON
                                                                                                  WHICH
                                                                                              DEPRECIATION
                                   BUILDING AND                    ACCUMULATED       DATE      IS COMPUTED     DATE
     DESCRIPTION          LAND       IMPROVEMENTS      TOTAL       DEPRECIATION      BUILT       (YEARS)     ACQUIRED
     -----------          ----       ------------      -----       ------------      -----       -------     --------

Low and Moderate
Income Apartment Complexes

Strathern Park/Lorne    $5,889,320      $19,991,771  $25,881,091       $6,666,393    1991        various     07/05/90
Park
  Los Angeles, CA
Maidens Choice             807,791        5,473,198    6,280,989        1,896,164    1991        various     08/17/90
  Baltimore, MD
Cedar Lane                  40,000        1,387,366    1,427,366          368,886    1991        various     09/10/90
  London, KY
Silver Creek                20,000          946,812      966,812          257,716    1990        various     08/15/90
  Berea, KY
Rosecliff                1,120,000        7,963,747    9,083,747        2,728,299    1991        various     09/18/90
  Orlando, FL
Brookwood                  522,673        4,492,330    5,015,003        1,277,101    1992        various     10/01/90
  Ypsilanti Township, MI
Water Oak                   98,058        1,473,582    1,571,640          470,013    1991        various     01/01/91
  Orange City, FL
Yester Oaks                 47,105        1,576,634    1,623,739          518,600    1991        various     01/01/91
  Lafayette, GA
Ocean View                 112,620        1,629,013    1,741,633          544,244    1991        various     01/01/91
  Ferandina Beach, FL
Wheeler House               42,000        1,005,572    1,047,572          322,159    1991        various     01/01/91
  Nashua, NH
Archer Village              40,000          900,157      940,157          302,483    1991        various     01/01/91
  Archer, FL
Oaks of Dunlop             631,958        6,648,978    7,280,936        2,496,547    1991        various     01/01/91
  Colonial Heights, VA
Timothy House               11,638        6,801,894    6,813,532        1,548,601    1992        various     03/05/91
  Towson, MD
Westover Station           305,645        4,307,537    4,613,182        1,113,634    1991        various     03/30/91
  Newport News, VA
Carib Villas III           239,009        1,676,653    1,915,662          612,095    1992        various     03/21/91
  St. Croix, VI
Carib Villas II            197,195        1,653,667    1,850,862          594,608    1991        various     03/01/91
  St. Croix, VI
Whispering Trace           218,000        1,965,581    2,183,581          794,669    1990        various     05/01/91
  Woodstock, GA
New Center                  96,116        6,452,821    6,548,937        1,870,814    1992        various     06/27/91
  Detroit, MI
Huguenot Park               83,000        2,088,664    2,171,664          662,875    1991        various     06/26/91
  New Paltz, NY
Hillwood Pointe            454,185        5,234,656    5,688,841        1,750,566    1991        various     07/19/91
  Jacksonville, FL
Pinewood Pointe            555,093        7,473,119    8,028,212        2,473,232    1991        various     07/31/91
  Jacksonville, FL
Westgate                   238,920        2,153,469    2,392,389          664,844    1991        various     07/25/91
  Bismark, ND
Woodlake Hills             187,588        8,920,183    9,107,771        2,389,145    1992        various     08/01/91
  Pontiac, MI
Bixel House                190,746        2,346,814    2,537,560        1,015,434    1991        various     07/31/91
  Los Angeles, CA
Harmony                          0        7,138,523    7,138,523        2,303,749    1991        various     07/31/91
  North Hollywood, CA
Schumaker Place          1,029,027        4,739,996    5,769,023        1,245,007    1992        various     09/20/91
  Salisbury, MD
Circle Terrace           1,104,269       15,415,796   16,520,065        4,074,656    1993        various     12/06/91
  Lansdown, MD
                       -----------------------------------------------------------

        TOTAL          $14,281,956     $131,858,533 $146,140,489      $40,962,534
                       ===========================================================


(1) The aggregate cost for Federal Income Tax purposes is approximately $127,178,000.


                     * Mortgage notes payable generally  represent  non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 8.00% to 11%. The Partnership has not guaranteed any of these mortgage notes payable.



Summary of property owned and accumulated depreciation:




Property Owned December 31, 1999                                              Accumulated Depreciation December 31,
                                                                              1999
------------------------------------------------------------------            ---------------------------------------
Balance at beginning of period                       $145,851,429             Balance at beginning of     36,683,600
                                                                              period
  Additions during period:                                                      Additions during period:
     Other acquisitions                    46,195
     Improvements etc.                    242,865                                  Depreciation            4,278,934
                                  ----------------                                                       ------------
                                                          289,060             Balance at close of period $40,962,534
                                                                                                         ============
  Deductions during period:
     Cost of real estate sold                   0
     Impairment of Assets                       0
                                  ----------------
                                                                0
                                                  ----------------
Balance at close of period                           $146,140,489
                                                  ================




Property Owned December 31, 1998                                              Accumulated Depreciation December 31,
                                                                              1998
------------------------------------------------------------------            ---------------------------------------
Balance at beginning of period                       $145,480,348             Balance at beginning of     31,678,791
                                                                              period
  Additions during period:                                                      Additions during period:
     Other acquisitions                    95,346                                  Depreciation            5,004,809
                                                                                                         ------------
     Improvements etc.                    275,735                             Balance at close of period $36,683,600
                                  ----------------                                                       ============
                                                          371,081
  Deductions during period:
     Cost of real estate sold                   0
     Impairment of Assets                       0
                                  ----------------
                                                                0
                                                  ----------------
Balance at close of period                           $145,851,429
                                                  ================




Property Owned December 31, 1997                                              Accumulated Depreciation December 31,
                                                                              1997
------------------------------------------------------------------            ---------------------------------------
Balance at beginning of period                       $145,480,438             Balance at beginning of     26,076,146
                                                                              period
  Additions during period:                                                      Additions during period:
     Other acquisitions                   125,851                                  Depreciation            5,602,645
                                                                                                         ------------
     Improvements etc.                     34,059                             Balance at close of period $31,678,791
                                  ----------------                                                       ============
                                                          159,910
  Deductions during period:
     Cost of real estate sold                   0
     Impairment of Assets (1)           (160,000)
                                  ----------------
                                                        (160,000)
                                                  ----------------
Balance at close of period                           $145,480,348
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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS V
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 2000
            Reports of Independent Auditors


Woodlake Hills

[Letterhead]

[LOGO]
JOHN J. LEHOTAN, C.P.A.
4385 W. Main Street
Brown City,  MI  48416

To The Partners of Woodlake Hills
Limited Partnership
Dearborn, Michigan 48124

Independent Auditor's Report

I have audited the accompanying balance sheet of Woodlake Hills Limited Partnership, a Michigan limited partnership as of December 31, 1999 and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Woodlake Hills Limited Partnership as of December 31, 1999 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/John J. Lehotan
Certified Public Accountant
February 1, 2000

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

Independent Auditors' Report

The Partners
Strathern Park
Los Angeles, California

We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/Nanas, Stern, Biers, Neinstein and Co., LLP
NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP
January 26, 2000

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Maiden Choice Limited Partnership

We have audited the accompanying balance sheet of Maiden Choice Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Choice Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 8, 2000, on our consideration of Maiden Choice Limited Partnership's internal control and on its compliance with specific requirements applicable to DHCD-assisted programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Baltimore, Maryland           Federal Employer Identification Number:
                                                          52-1088612
Audit Principal: William T. Riley, Jr.
January 8, 2000

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

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners                                         Rural Development
Cedar Lane I, Ltd.                                  London, Kentucky


We have audited the accompanying balance sheets of Cedar Lane I, Ltd., (a limited partnership) Case No. 20-063-621358072, as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Lane I, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 2000 on our consideration of Cedar Lane I, Lts.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


/s/Miller, Mayerm Sullivan & Stevens, LLP
Lexington, Kentucky
January 27, 2000

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


/s/Miller, Mayerm Sullivan & Stevens, LLP
Lexington, Kentucky
February 11, 1999

Silver Creek II, Ltd.

[Letterhead]

[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Silver Creek II, Ltd.


We have audited the accompanying balance sheets of Silver Creek II, Ltd., (a limited partnership), as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Creek II, Ltd. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/Miller, Mayerm Sullivan & Stevens, LLP
Lexington, Kentucky
January 27, 2000

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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Tomkins/Rosecliff, Ltd.:

We have audited the accompanying balance sheet of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
January 21, 2000

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

[Letterhead]

[LOGO]
Follmer, Rudzewicz & Co., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners of:
Brookwood L.D.H.A. Limited Partnership
28388 Franklin Road
Southfield, Michigan 48034

We have audited the accompanying balance sheet of Brookwood L.D.H.A. Limited Partnership (a Michigan limited partnership), MSHDA Development No. 832 as of December 31, 1999 and the related statement of profit and loss, changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brookwood L.D.H.A. Limited Partnership, MSHDA No. 832 as of December 31, 1999, and the results of its operations, the changes in its cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Brookwood L.D.H.A. Limited Partnership, MSHDA No. 832 on pages 13 through 18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the partnership's internal control structure and on its compliance with laws and regulations.

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

/s/Follmer, Rudzewicz & Co., P.C.
Follmer,Rudzewicz & Co. P.C.
Certified Public Accountants
Southfield, Michigan
38-1910111

Burbank Limited Partnership I

[Letterhead]
              Otis, Atwell & Timberlake
         Professional Association

The Partners
Burbank Limited Partnership I

      We have audited the accompanying balance sheet of Burbank Limited Partnership I as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burbank Limited Partnership
I as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

January 19, 2000
Portland, Maine

Burbank Limited Partnership I

[Letterhead]
              BILLIE J. BURNETT,CPA
              5 Benton Drive
              Nashua, NH 03060
              (603) 883-4230

To The Partners
Burbank Limited Partnership I

      I have audited the accompanying balance sheets of Burbank Limited Partnership I as of December 31, 1997, and the related statements of income, partners' equity and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burbank Limited Partnership I as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


We have audited the accompanying balance sheets of The Oaks of Dunlop Farms, L.P. (A Limited Partnership), VHDA Project Number 90-0300-C, as of December 31, 1999 and 1998, and the related statements of operations , partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VHDA Project Number 90-0300-C as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
January 26, 2000

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Timothy House Limited Partnership

We have audited the accompanying balance sheet of Timothy House Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timothy House Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 18, 2000, on our consideration of Timothy House Limited Partnership's internal control structure and on its compliance with requirements applicable to DHCD-assisted programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

 /s/Reznick Fedder & Silverman
Baltimore, Maryland                Federal Employer
January 18, 2000                         Identification Number:
                                                     52-1088612
Audit Principal:  William T. Riley, Jr.

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

We have audited the accompanying balance sheets of Westover Station Associates, L.P., VHDA Project Number 90-0303-C, as of December 31, 1999 and 1998 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westover Station Associates, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Wilfore & Wynn
Wilfore & Wynn
Virginia Beach, Virginia
February 9, 2000

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

Independent Auditors' Report
                  January 18, 2000

Partners
Christiansted Limited Dividend Housing
     Association Limited Partnership


We have audited the accompanying balance sheet of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditors' Report
                       January 17, 2000

Partners
St. Croix II. Limited Partnership

We have audited the accompanying balance sheet of St. Croix II, Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix II, Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

           Independent Auditors' Report

The Partners
Kensignton Place Townhomes,
A Limited Partnership:

We have audited the accompanying balance sheets of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kensignton Place Townhomes, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 25, 2000

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

           Independent Auditors' Report

The Partners
Cobblestone Place Townhomes,
A Limited Partnership:


We have audited the accompanying balance sheets of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 25, 2000

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

           Independent Auditors' Report

The Partners
Whispering Trace Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of Whispering Trace Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Trace Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 25, 2000

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

[letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Huguenot Park Associates, L.P.

We have audited the accompanying balance sheet of Huguenot Park Associates, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huguenot Park Associates, L.P. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
Bethesda, Maryland
February 7, 2000

Huguenot Park Associates, L.P.

[letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Huguenot Park Associates, L.P.

We have audited the accompanying balance sheet of Huguenot Park Associates, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huguenot Park Associates, L.P. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 2000

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

[Letterhead]

[LOGO]
EideBailly LLP
Consultants, Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
Westgate Apartments Limited Partnesrhip
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Westgate Apartments Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Apartments Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/EideBailly LLP
Fargo, North Dakota
January 21, 2000

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

     Independent Auditor's Report

To The Partners of
Bixel House
Los Angeles, California

      I have audited the accompanying balance sheet of Bixel House as of December 31, 1999, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bixel House at December 31, 1999, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
San Pedro, California
February 8, 2000

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

     Independent Auditor's Report

To The Partners of
Harmony Apartments
Los Angeles, California

      I have audited the accompanying balance sheet of Harmony Apartments as of December 31, 1999, and the related statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Apartments at December 31, 1999, and the results of its operations and cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
San Pedro, California
February 8, 2000

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

INDEPENDENT AUDITORS' REPORT

To the Partners
Schumaker Place Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Schumaker Place Associates, L.P., as of December 31, 1999 and December 31, 1998, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schumaker Place Associates, L.P., as of December 31, 1999 and December 31, 1998, and the results of its operations, changes in partners' capital (capital deficiency) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Halbert Katz & Co., P.C.
January 31, 2000

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

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Circle Terrace Associates
 Limited Partnership

We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Terrace Associates Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated March 24, 2000 on our consideration of Circle Terrace Associates Limited Partnership's internal control and on its compliance with specific requirements applicable to Major HUD and fair housing and non-discrimination.

/s/Reznick Fedder & Silverman
Bethesda, Maryland                Federal Employer
March 24, 2000                         Identification Number:
                                                     52-1088612
Lead Auditor: Robert J. Denmark

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

Water Oaks

[Letterhead]

[LOGO]
Habif, Arogeti& Wynne, LLP

INDEPENDENT AUDITORS REPORT

To the Partners
Water Oaks Apartments, L.P.

We have audited the accompanying balance sheet of WATER OAKS APARTMENTS, L.P., RHS Project No. 09-64-581801555 as of December 31, 1999 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of WATER OAK APARTMENTS, L.P. as of December 31, 1998 were audited by other auditors whose report dated January 28, 1999 expressed and unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2000 on our consideration of WATER OAK APARTMENTS, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WATER OAKS APARTMENTS, L.P., as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Habif, Arogeti&Wynne, LLP
Atlanta, Georgia
January 21, 2000

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

 /s/Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 1999

Archer Village

[Letterhead]

[LOGO]
Habif, Arogeti&Wynne, LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Archer Village, Ltd.

We have audited the  accompanying  balance sheet of ARCHER  VILLAGE,  LTD.,
 RHS Project No.: 09-001-267869575, as of December 31, 1999, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of ARCHER VILLAGE , LTD., as of December 31, 1998 were audited by other auditors whose report dated January 28, 1999 expressed and unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARCHER VILLAGE, LTD. as of December 31, 1999 and the results of its operations, its changes in partners' accumulated deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2000 on our consideration of ARHCER VILLAGE, LTD. internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Habif Arogeti&Wynne, LLP
Atlanta, Georgia
January 21, 2000

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

Ocean View Apartments

[Letterhead]

[LOGO]
Habif Aroget&Wynne, LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Ocean View Apartments, L.P.

We have audited the accompanying balance sheet of OCEAN VIEW APARTMENTS, L.P., RHS Project No.: 09-45-581801553, as of December 31, 1999 and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of OCEAN VIEW APARTMENTS, L.P. as of December 31, 1998 were audited by other auditors whose report dated January 28, 1999 expressed and unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2000 on our consideration of OCEAN VIEW APARTMENTS, L.P's internal control and on its compliance with laws and regulations applicable to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCEAN VIEW APARTMENTS, L.P., as of December 31, 1999 and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Habif Arogeti&Wynne, LLP
Atlanta, Georgia
January 21, 2000

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

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 9, 1999

Yester Oaks

[Letterhead]

[LOGO]
Habif Arogeti&Wynne, LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Yester Oaks, L.P.

We have  audited  the  accompanying  balance  sheet of YESTER OAKS, L.P.
RHS Project No.: 11-046-581814319, as of December 31, 1999 and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of YESTER OAKS, L.P. as of December 31, 1998 were audited by other auditors whose report dated January 28, 1999 expressed and unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YESTER OAKS, L.P., as of December 31, 1999 and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2000 on our consideration of YESTER OAKS, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Habif Arogeti&Wynne, LLP
Atlanta, Georgia
January 28, 2000

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

[letterhead]

Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT


To the Partners
HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP
Detroit, Michigan

We have audited the accompanying balance sheet of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1999, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Haran & Associates Ltd.
Certified Public Accountants
Wilmette, Illinois
Illnois Certificate No. 060-3097692
January 25, 2000

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




                                                      - 24 -




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





Bethesda, Maryland                                   Federal Employer
January 21, 1998                                       Identification Number:
                                                       52-1088612



Audit Principal:  Lester A. Kanis

                                                  BALANCE SHEET

                                                 DECEMBER 31, 1997
                                                      ASSETS



CURRENT ASSETS

1110  Petty cash                                               $          1,400
1120 Cash in bank                                                       143,737
1121 Cash - partnership                                                 247,311
1130 Tenant accounts receivable                                          11,720
1131 Accounts receivable - HUD                                          178,313
1240 Prepaid property insurance                                          37,733
1250 Prepaid mortgage insurance                                          16,332
1270 Prepaid real estate taxes                                           34,169
                                                              -----------------

         Total current assets                                           670,715

DEPOSITS HELD IN TRUST - FUNDED
1191 Tenant security deposits                                            40,834

RESTRICITAD DEPOSITS AND FUNDED RESERVES
1310 Mortgage escrow deposits                                    $      108,992
1320 Reserve for replacements                                           486,850
1330 Painting reserve                                                   123,993
                                                                ---------------
                                                                        719,835
RENTAL PROPERTY
1410 Land                                                             1,104,269
1420 Buildings and improvements                                      15,214,660
1440 Building equipment - fixed                                          34,325
1440 Building equipment - portable                                       18,164
1450 Personal property                                                   18,440
1460 Furnishings                                                          8,378
                                                                 --------------
                                                                     16,398,236
1495 Less accumulated depreciation                                    2,929,726
                                                                    -----------
                                                                     13,468,510
OTHERASSETS
1901 Mortgage costs, less accumulated
         amortization of $85,191                                        221,729
                                                                        =======
                                                                $    15,121,623

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
                                                                  -------------
                                                                    $15,121,523












                                           STATEMENT OF PROFIT AND LOSS

                                                 DECEMBER 31, 1997



RENTAL INCOME

5120 Apartments or member carrying charges (Coops)                              $     305,325
5121 Tenant assistance payments                                                     1,988,739
                                                                                      -------


     Total rent revenue potential at 100% occupancy                                                $2,294,064

VACANCIES
5220 Apartments                                                                        (7,223)
                                                                                --------------

     Total vacancies                                                                                   (7,223)

     Net rental revenue                                                                             2,286,841

FINANCIAL REVENUE
5410 Interest Income -project operations                                                6,619
5440 Income from investments - reserve for replacement                                 12,093
                                                                                        -----

     Total financial revenue                                                                           18,712

OTHER REVENUE
5910 Laundry and vending                                                                9,482
5920 NSF and late charges                                                               4,117
                                                                                        -----

     Total other revenue                                                                               13,599

     Total revenue                                                                                  2,319,152



                                                 DECEMBER 31, 1997


ADMINISTRATIVE EXPENSES

6210 Advertising and marketing                                                            8,719
6250 Other renting expenses                                                               5,778
6310 Office salaries                                                                     89,954
6311 Office Supplies                                                                     26,989
6320 Management fee                                                                     130,164
6331 Manager or superintendent rent free unit                                             7,548
6340 Legal expenses - project                                                            13,711
6350 Auditing expenses - project                                                          9,600
6351 Bookkeeping fees/accounting services                                                16,368
6360 Telephone and answering services                                                    11,916
6370 Bad debts                                                                            4,749
6390 Miscellaneous administrative expenses                                               23,761
                                                                                         ------

Total administrative expenses                                                                      349,257

UTILITIES EXPENSE
6450 Electricity                                                                         17,224
6451 Water                                                                               14,777
6452 Gas                                                                                109,333

Total utilities expense                                                                            141,334


OPERATING AND MAINTENANCE EXPENSES
6515 Janitor and cleaning supplies                                                        9,387
6517 Janitor and cleaning contract                                                        3,843
6520 Exterminating supplies                                                                 734
6525 Garbage and trash removal                                                           38,158
6530 Security payroll/contract                                                          166,940
6536 Grounds supplies                                                                       893
6537 Grounds contract                                                                    35,980
6540 Repairs payroll                                                                    127,205
6541 Repairs material                                                                   102,277
6542 Repairs contract                                                                    11,242
                                     STATEMENT OF PROFIT AND LOSS (continued)

                                                 DECEMBER 31, 1997
6546 Heating/cooling repairs and maintenance                                              8,406
6548 Snow removal                                                                         1,275
6560 Decorating payroll contract                                                         22,135
6561 Decorating supplies                                                                  7,557
6570 Other                                                                                9,544
6590 Miscellaneous operating and maintenance expenses                                       236
                                                                                    -----------

Total operating and maintenance expenses                                                                545,812
TAXES AND INSURANCE
6710 Real estate taxes                                                                  123,445
6711 Payroll taxes (FICA)                                                                29,527
6719 Miscellaneous taxes, licenses and permits                                              400
6720 Property and liability insurance (Hazard)                                           88,162
6721 Fidelity bond insurance                                                                914
6722 Workmen's compensation                                                              11,018
6723 Heath insurance and other employee benefits                                         28,951
                                                                                         ------

Total taxes and insurance                                                                                282,417

FINANCIAL EXPENSES
6820 Interest on mortgage payable                                                       435,537
6840 Interest on notes payable - short-term                                               1,342
6850 Mortgage insurance premium/service charge                                           45,753
                                                                                         ------

Total financial expenses                                                                                 482,632

DEPRECIATION AND AMORTIZATION
Total cost of operations before depreciation                                                           1,801,452
Profit (Loss) before depreciation                                                                        517,700
Depreciation and amortization                                                                            574,584
Operating Profit or (Loss)                                                                               (56,884)

CORPORATE OR MORTGAGOR ENTITY EXPENSES
7190 Other (revenue)/expenses                                                           (9,077)
Total corporate expenses                                                                                  (9,077)
                                                                                                             ----

Net Profit                                                                                               (47,807)

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



                                        STATEMENT OF CASH FLOWS (CONTINUED)

                                                 DECEMBER 31, 1997


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


                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                            CIRCLE TERRACE ASSOCIATES
                               LIMITED PARTNERSHIP
                         HUD PROJECT NO.: 052-44056-LDP
                           CDA PROJECT NO.: 28.04.0010
                                DECEMBER 31, 1998

                                            TABLE OF CONTENTS - CONTINUED

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

                                                                           PAGE

MORTGAGOR'S CERTIFICATION                                                     6
INDEPENDENT AUDITORS' REPORT                                                  7
FINANCIAL STATEMENTS
BALANCE SHEET                                                                 9
STATEMENT OF OPERATIONS                                                      11
STATEMENT OF PARTNERS' EQUITY (DEFICIT)                                      14
STATEMENT OF CASH FLOWS                                                      15
NOTES TO FINANCIAL STATEMENTS                                                17
SUPPLEMENTAL INFORMATION
ACCOUNTS AND NOTES RECEIVABLE                                                29
DELINQUENT TENANT ACCOUNTS RECEIVABLE                                        29
CONTRIBUTIONS RECEIVABLE                                                     29
MORTGAGE ESCROW DEPOSITS                                                     30
RESERVE FOR REPLACEMENTS                                                     30
RESIDUAL RECEIPTS RESERVE                                                    30
ACCOUNTS PAYABLE                                                             31
ACCRUED EXPENSES                                                             31
LETTERS OF CREDIT                                                            31
LOANS AND NOTES PAYABLE                                                      32
MORTGAGES PAYABLE                                                            32
MORTGAGES PAYABLE FROM SURPLUS CASH                                          32
UNAUTHORIZED DISTRIBUTIONS OF
  PROJECT INCOME TO PARTNERS                                                 32
IDENTITY OF INTEREST COMPANIES AND ACTIVITIES                                33
COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
 RESIDUAL RECEIPTS                                                           34
CHANGES IN FIXED ASSET ACCOUNTS                                              35
DETAIL OF ACCOUNTS - STATEMENT OF OPERATIONS                                 36
OTHER INFORMATION                                                            38
INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL                             39
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD AND
   DHCD-ASSISTED PROGRAMS                                                    41
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   SPECIFIC REQUIREMENTS APPLICABLE TO
   FAIR HOUSING AND NON-DISCRIMINATION                                       43

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   LAWS AND REGULATIONS APPLICABLE TO THE
   FINANCIAL STATEMENTS                                                      44
ANNUAL AUDIT QUESTIONNAIRE                                                   45

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010


                                                      - 30 -




                                              MORTGAGOR'S CERTIFICATION


         I  hereby  certify  that I have  examined  the  accompanying  financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same is complete and accurate.




                                                     GENERAL PARTNER



                           ---------------------------------------
                           Judith Siegel, President                        Date

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





Bethesda, Maryland                                            Federal Employer
January 20, 1999                                          Identification Number:
                                                                 52-1088612


Audit Principal: Lester Kanis

                                                   BALANCE SHEET

                                                 DECEMBER 31, 1998

                                                      ASSETS



CURRENT ASSETS
1120 Cash - Operstions                                       $          232,306
1125 Cash - Entity                                                       80,337
1130 Tenant accounts receivable                                          15,651
1135 Accounts receivable - HUD                                          160,117
1140 Accounts and notes receivable - operations                           9,477
1145 Accounts and notes receivable - entity                                 860
1200 Miscellaneous prepaid expenses                                      78,039
                                                            -------------------

         Total current assets                                           576,787

DEPOSITS HELD IN TRUST - FUNDED
1191 Tenant deposits                                                     42,824

RESTRICITAD DEPOSITS AND FUNDED RESERVES
1310 Escrow deposits                                        75,274
1320 Reserve for replacements                              586,618
1330 Other reserves                                        233,968
                                                                        895,860
RENTAL PROPERTY
1410 Land                                                1,104,269
1420 Buildings                                          15,271,257
1440 Building and equipment - portable                      31,654
1460 Furnishings                                             8,378
1480 motor vehicles                                         18,340
1490 Miscellaneous fixed assets                             86,167
                                                            ------
                                                        16,520,065
1495 Less accumulated depreciation                       3,501,702
                                                         ---------
                                                                     13,018,363
OTHERASSETS
1520 Intangible assets, net of accumulated
         amortization of $99,195                                        207,725
                                                                     14,741,559

                                            NOTES TO FINANCIAL STATEMENTS

                                                  December 31, 1998

                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010



                                    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
2110 Accounts payable                                                    77,228
2121 Accrued payroll taxes payable                                          178
2123 Accrued management fee payable                                      22,482
2131 Accrued interest payable - first mortgage                            2,393
2132 Accrued interest payable - second mortgage                          22,275
2134 Accrued interest payable - other loans/notes                         7,603
2160 Notes payable, current maturities                                    6,257
2170 Mortgage payable - first mortgage, current maturities               99,190
2172 Mortgage payable - second mortgage, current maturities             152,678
2174 Other loans/noted payable, current maturities                       46,346
2190 Miscellaneous current liabilities                                   21,144
2210 Prepaid revenue                                                      2,791

Total Current Liabilities                                               460,565

DEPOSITS LIABILITY
2191 Tenant deposits held in trust(contra)                               39,580

LONG TERM LIABILITIES
2133 Accrued interest payable -
     other loans/notes(surplus cash)                       103,030
2310 Notes payable, net of current maturities                5,648
2311 Notes payable - surplus cash                          550,000
2320 Mortgage payable - first mortgage,
     net of current maturities                           3,404,737
2322 Mortgage payable - second mortgage,
     net of current maturities                           3,188,620
2324 Other loans/notes payable,
     net of current maturities                           1,981,365

                                                                      9,233,400
CONTINGENCY                                                                   -
3130 PARTNERS' EQUITY (DEFICIT)                                       5,008,014
                                                                   $ 14,741,559
RENTAL REVENUE
5120 Rent revenue - gross potential                  $     335,564
5121 Tenant assistance payments                          1,958,686
                                                         ---------

     Total rental revenue                                            $2,294,250

VACANCIES
5220 Apartments                                            (13,871)
5250 Rental concessions                                     (2,830)
                                                           -------

     Total vacancies                                                    (16,701)

     Net rental revenue                                               2,277,549

FINANCIAL REVENUE
5410 Financial revenue - project operations                  8,469
5440 Revenue from investment - replacement reserve          15,228
                                                            ------

     Total financial revenue                                             23,697

OTHER REVENUE
5910 Laundry and vending                                    12,848
5920 Tenant charges                                          5,917
5990 Miscellaneous revenue                                   1,575
                                                             -----
     Total other revenue                                                 20,340

     Total revenue                                                    2,321,586

ADMINISTRATIVE EXPENSES
6210 Advertising and marketing                               3,199
6250 Other renting expenses                                  1,749
6310 Office salaries                                       136,160
6311Office expenses                                         49,522
6320 Management fee                                        130,164
6331 Administrative rent free unit                           5,661
6340 Legal expense - project                                15,346
6350 Auditing expense                                        9,600
6351 Bookkeeping fees/accounting service                    16,368
6370 Bad debts                                              10,697
6390 Miscellaneous administrative expenses                  43,940
                                                            ------

Total administrative expenses                                           422,406

UTILITIES EXPENSE
6450 Electricity                                            28,145
6451 Water                                                  25,465
6452 Gas                                                    87,218

Total utility expense                                                   140,828


OPERATING AND MAINTENANCE EXPENSES
6510 Payroll                                               142,202
6515 Supplies                                               35,595
6520 Contracts                                              88,217
6525 Garbage and trash removal                              32,202
6530 Security payroll/contract                             139,709
6546 Heating/cooling repairs and maintenance                13,319
6548 Snow removal                                              571
6570 Vehicle and maintenance equipment operation and repairs26,639
6590 Miscellaneous operating and maintenance expenses       70,148
                                                            ------

Total operating and maintenance expenses                                548,602
TAXES AND INSURANCE
6710 Real estate taxes                                     126,078
6711 payroll taxes                                          26,199
6720 Property and liability insurance                       83,542
6723 Heath insurance and other employee benefits            21,323
                                                            ------
Total taxes and insurance                                               257,142

FINANCIAL EXPENSES
6820 Interest on mortgage payable                          395,638
6830 Interest on notes payable - long-term                   1,317
6850 Mortgage insurance premium/service charge              43,848
                                                            ------

Total financial expenses                                                440,803

DEPRECIATION AND AMORTIZATION
6600 Depreciation expense                                  571,976
6610 Amortization expense                                   14,004
                                                            ------
Total depreciation and amortization                                     585,980

CORPORATE OR MORTGAGOR ENTITY REVENUE AND EXPENSES
7140 Interest income                                       (12,945)
7141 Interest on notes payable                              22,000
7190 Other (revenue)/expenses                                  870
                                                               ---

Total corporate or mortgagor entity revenue and expenses                  9,925
                                                                          -----

Total expenses                                                        2,405,686
Net income (loss)                                                       (84,100)

See notes to financial statements

                             General partners    Limited partners       Total

Partners' equity (deficit),
    December 31, 1997            $217,228          $4,874,886        $5,092,114

Net income (loss)                    (841)            (83,259)          (84,100)
                                    -----             -------          --------

Partners' equity (deficit),
      December 31, 1998         $ 216,387         $ 4,791,627       $ 5,008,014
                                ---------         -----------       -----------
See notes to financial statements

Cash flows from operating activities
Rental receipts                                                  $    2,277,573
Interest receipts                                                        23,697
Other operating receipts                                                 10,003
Administrative expenses paid                                           (129,954)
Management fees paid                                                   (130,164)
Utilities paid                                                         (140,167)
Salaries and wages paid                                                (418,071)
Operating and maintenance paid                                         (222,341)
Real estate taxes paid                                                 (216,629)
Property insurance paid                                                 (74,523)
Net tenant security deposits received (paid)                              3,150
Other operating expenses paid                                           (27,240)
Interest paid on mortgages                                             (397,965)
Interest paid on notes                                                   (1,482)
Mortgage insurance premium paid                                         (43,261)
Entity expenses received (paid)
Interest income                                                          12,945
Professional fees                                                          (870)
Interest expense                                                        (22,000)
                                                                       --------
Net cash provided by (used in) operating activities                     502,701

Cash flows from investing activities
Net withdrawals from mortgage escrows                                    33,718
Net deposits to reserve for replacements                                (99,768)
Net deposits to other reserves                                         (109,975)
Net purchases of fixed assets                                          (121,929)
                                                                      ---------
Net cash provided by (used in) investing activities                    (297,954)

Cash flow from financing activities
Mortgage principal payments                                            (284,552)
                                                                      ---------
Net cash provided by (used in) financing activities                    (284,552)
                                                                      ---------
NET INCREASE (DECREASE) IN CASH                                         (79,805)
Cash, beginning                                                         392,447
                                                                        -------
Cash, end                                                       $       312,642
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

NOTE F - MANAGEMENT FEE

    The property is managed by an affiliate of the general partner. The management fee is based on a charge of $35.80 per unit per month. The management  agent  also  receives  fees of  $4.50  per unit  per  month  for accounting services provided to the partnership. Management and accounting fees charged to operations during 1998 were $130,164 and $16,368, respectively, of which $22,482 of management fee is payable at December 31, 1998.

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
    ---------------------------------------------------------------------------

ACCRUED EXPENSES

    ----------------------------------------------------------------------------------------------------------------
              Description                Basis for              Owed to              Date due      Amount accrued
                                          accrual
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Payroll taxes                          12/98              F.W.I./FICA              1/99      $              178
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Management fee                         12/98            Rental Housing             1/99      $           22,482
                             Management Partnership
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Interest - first mortgage              12/98                  HUD                  1/99      $            2,393
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Interest - second mortgage             12/98             Crestar Bank              1/99      $           22,275
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Interest - Baltimore County note       12/98           Baltimore County        Surplus cash  $          103,030
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Interest - third mortgage              12/98           State of Maryland           1/99      $            7,603
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Audit fee                              12/98          Reznick, Fedder and          2/99      $            3,536
                                    Silverman
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Water and sewer                        12/98           City of Baltimore           2/99      $            6,392
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Utility reimbursement                  12/98                Tenants                1/99      $           10,821
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------
    Payroll                                12/98               Employees               1/99      $              395
    ----------------------------------------------------------------------------------------------------------------


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


                              SUPPLEMENTAL INFORMATION - CONTINUED

                             SUPPORTING DATA REQUIRED BY HUD AND CDA

                                  Year ended December 31, 1998
                                   Circle Terrace Associates Limited Partnership
                                          HUD Project No.: 052-44056-LDP
                                            CDA Project No.: 28.04.0010

COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS

-------------------------------------------------------------------------------
Part A - Compute Surplus Cash
                                                          ---------------------
Cash (Accounts 1120, 1170 and 1191 less 2105)                $          275,130
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Tenant subsidy vouchers due for period covered by financial statements  160,117
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Other (describe in detail)                                                    -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
        Total cash                                                      435,247
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Accrued mortgage interest payable                                        32,271
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Delinquent mortgage principal payments                                        -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Delinquent deposits to reserve for replacements                               -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Accounts payable (due within 30 days)                                    77,228
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Loans and notes payable (due within 30 days)                                  -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Deficient tax, insurance or MIP escrow deposits                           3,320
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Accrued expenses (not escrowed)                                          43,804
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Prepaid revenue (Account 2210)                                            2,791
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Tenant security deposits liability (Account 2191)                        39,580
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Other current obligations (describe in detail)                                -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
    Contracted maintenance                                    $         208,950
--------------------------------------------------------                   ----
-------------------------------------------------------------              ----
    Required maintenance                                                270,360
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
        Less total current obligations                                  469,354
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
        Surplus cash (deficiency)                             $         (34,107)
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

                               DECEMBER 31, 1999

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                                TABLE OF CONTENTS



MORTGAGOR'S CERTIFICATION

MANAGING AGENT'S CERTIFICATION

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

         BALANCE SHEET

         STATEMENT OF OPERATIONS

         STATEMENT OF PARTNERS' EQUITY (DEFICIT)

         STATEMENT OF CASH FLOWS

         NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL INFORMATION

         ASSETS AND LIABILITIES DATA

         INCOME AND EXPENSE STATEMENT DATA

         ACCOUNTS AND NOTES RECEIVABLE

         RESERVE FOR REPLACEMENTS

         RESIDUAL RECEIPTS RESERVE

         LETTERS OF CREDIT

         LOANS AND NOTES PAYABLE

         MORTGAGES PAYABLE

         MORTGAGES PAYABLE FROM SURPLUS CASH

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                          TABLE OF CONTENTS - CONTINUED


SUPPLEMENTAL INFORMATION (CONTINUED)

         IDENTITY OF INTEREST COMPANIES AND ACTIVITIES

         COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
           RESIDUAL RECEIPTS

         CHANGES IN FIXED ASSET ACCOUNTS

         DETAIL OF ACCOUNTS - STATEMENT OF OPERATIONS

         OTHER INFORMATION

INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
   WITH SPECIFIC REQUIREMENTS APPLICABLE TO
   MAJOR HUD  AND DHCD-ASSISTED PROGRAMS

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING AND
   NON-DISCRIMINATION

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   LAWS AND REGULATIONS APPLICABLE TO THE
   FINANCIAL STATEMENTS

         ANNUAL AUDIT QUESTIONNAIRE

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                                December 31, 1999




                            MORTGAGOR'S CERTIFICATION


         I  hereby  certify  that I have  examined  the  accompanying  financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same are complete and accurate.




                                        OFFICER



                                   Peter Siegel, Vice President       Date

                                   Landex of Maryland, Inc. for Cooperative
                                   Associates Limited Partnership as General
                                   Partner of Circle Terrace Limited Partnership



                                   Partnership Employer
                                   Identification Number:
                                   05-0461953

                                  Telephone Number: (410) 234-0111

                         MANAGING AGENT'S CERTIFICATION


         I  hereby  certify  that I have  examined  the  accompanying  financial statements and supplemental data of Circle Terrace Associates Limited Partnership and, to the best of my knowledge and belief, the same are complete and accurate.




                                                            MANAGING AGENT

                                                       Rental Housing Management
                                                             Partnership




                                                            Fred Beguin

David Staley
Property Manager                                        Managing Agent Taxpayer
                                                         Identification Number:
                                                            13-3580730

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Circle Terrace Associates Limited Partnership

         We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Terrace Associates Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated March 24, 2000 on our consideration of Circle Terrace Associates Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.




Bethesda, Maryland                                      Federal Employer
March 24, 2000                                          Identification Number:
                                                        52-1088612

Lead Auditor:  Robert J. Denmark

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSSETS


CURRENT ASSETS

1120   Cash - operations                                                                        $        197,819
1125   Cash - entity                                                                                      83,708
1130   Tenant accounts receivable                                                                          7,305
1135   Accounts receivable - HUD                                                                          30,070
1200   Miscellaneous prepaid expenses                                                                     94,917
                                                                                                ----------------
   Total current assets                                                                                  413,819

DEPOSITS HELD IN TRUST - FUNDED
1191   Tenant deposits                                                                                    46,173

RESTRICTED DEPOSITS AND FUNDED RESERVES
1310   Escrow deposits                                                      $          48,177
1320   Reserve for replacements                                                       688,508
1330   Other reserves                                                                 275,538
                                                                           ------------------
                                                                                                       1,012,223
RENTAL PROPERTY
1410   Land                                                                         1,104,269
1420   Buildings                                                                   15,271,257
1440   Building equipment - portable                                                   31,654
1460   Furnishings                                                                      8,378
1480   Motor vehicles                                                                  18,340
1490   Miscellaneous fixed assets                                                      86,167
                                                                           -------------------
                                                                                   16,520,065
1495   Less accumulated depreciation                                               (4,074,656)
                                                                           ------------------
                                                                                                       12,445,409
OTHER ASSETS
1520    Intangible assets, net of accumulated
       amortization of $113,199                                                                           193,721
                                                                                               ------------------

                                                                                                $      14,111,345

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                            BALANCE SHEET - Continued

                                DECEMBER 31, 1999

                   LIABILIATIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
2110     Accounts payable - operations                                                           $        66,510
2123     Accrued management fee payable                                                                   22,482
2131     Accrued interest payable - first mortgage                                                         2,393
2132     Accrued interest payable - second mortgage                                                       22,275
2134     Accrued interest payable - other loans/notes                                                      7,603
2160     Notes payable, current maturities                                                                 5,000
2170     Mortgage payable - first mortgage, current maturities                                           106,364
2172     Mortgage payable - second mortgage, current maturities                                          165,351
2174     Other loans/notes payable, current maturities                                                    48,476
2180     Utility allowances                                                                                  977
2190     Miscellaneous current liabilities                                                                16,438
2210     Prepaid revenue                                                                                   1,415
                                                                                                --------------------

        Total current liabilities                                                                         465,284

DEPOSITS LIABILITY
2191     Tenant deposits held in trust (contra)                                                           44,969

LONG-TERM LIABILITIES
2133     Accrued interest payable - other loans/notes
         (surplus cash)                                                     $        125,030
2311     Notes payable - surplus cash                                                550,000
2320      Mortgage payable - first mortgage, net of
         current maturities                                                        3,298,373
2321      Mortgage payable - second mortgage, net of
         current maturities                                                        3,022,010
2324     Other loans/notes payable, net of current maturities                      1,932,744
                                                                           -----------------
                                                                                                       8,928,157
CONTINGENCIES
                    -

3130     PARTNERS' EQUITY (DEFICIT)                                                                    4,672,935
                                                                                                ----------------

                                                                                                 $   14,111,345


                        See notes to financial statements

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                       Statement of Operations - Continued

                           Year end DECEMBER 31, 1999


RENTAL REVENUE
5120   Rent revenue - gross potential                                     $         403,361
5121   Tenant assistance payments                                                 1,875,570
                                                                         ------------------

Total rental revenue                                                                              $     2,278,931

VACANCIES
5220   Apartments                                                                    (10,077)
5250   Rental concessions                                                             (5,587)
                                                                         --------------------

Total vacancies                                                                      (15,664)

Net rental revenue                                                                                      2,263,267

FINANCIAL REVENUE
5410   Financial revenue - project operations                                          7,494
5440   Revenue from investments - replacement reserve                                 17,350
5490   Revenue from investments - miscellaneous                                        2,314
                                                                         --------------------

Total financial revenue                                                               27,158

OTHER REVENUE
5910   Laundry and vending                                                             18,276
5920   Tenant charges                                                                   4,674
5990   Miscellaneous revenue                                                            7,997
                                                                         --------------------

Total other revenue                                                                    30,947

Total revenue                                                                                           2,321,372



                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                       Statement of Operations - Continued

                           Year end DECEMBER 31, 1999

ADMINISTRATIVE EXPENSES
6210    Advertising and marketing                                                     13,789
6250    Other renting expenses                                                        10,086
6310    Office salaries                                                              169,032
6311    Office expenses                                                               52,082
6320    Management fee                                                               130,164
6331    Administrative rent free unit                                                  3,774
6340    Legal expense - project                                                       15,944
6350    Auditing expense                                                              10,275
6351    Bookkeeping fees/accounting services                                          16,368
6370    Bad debts                                                                     20,504
6390    Miscellaneous administrative expenses                                         24,423
                                                                         -------------------

Total administrative expenses                                                                    466,441

UTILITIES EXPENSE
6450    Electricity                                                                   32,231
6451    Water                                                                         25,852
6452    Gas                                                                           70,637
6453    Sewer                                                                          2,188
                                                                         --------------------

Total utilities expense                                                                                 130,908

OPERATING AND MAINTENANCE EXPENSES
6510    Payroll                                                                      173,639
6515    Supplies                                                                      54,463
6520    Contracts                                                                    220,014
6525    Garbage and trash removal                                                     36,820
6530    Security payroll/contract                                                    149,009
6546    Heating/cooling repairs and maintenance                                       17,328
6548    Snow removal                                                                   1,709
6570     Vehicle and maintenance equipment operation
         and repairs                                                                  15,478
6590    Miscellaneous operating and maintenance expenses                              78,662
                                                                         -------------------

Total operating and maintenance expenses                                                                747,122



                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                       Statement of Operations - Continued

                           Year end DECEMBER 31, 1999

TAXES AND INSURANCE
6710    Real estate taxes                                                                   139,107
6711    Payroll taxes                                                                        37,131
6720    Property and liability insurance                                                     80,122
6723    Health insurance and other employee benefits                                         25,809
                                                                                -------------------

Total taxes and insurance                                                                   282,169

FINANCIAL EXPENSES
6820    Interest on mortgage payable                                                        377,439
6830    Interest on notes payable - long-term                                                   547
6850    Mortgage insurance premium/service charge                                            44,738
                                                                                -------------------

Total financial expenses                                                                    422,724

6900    Nursing home/Assisted living and other elderly care expenses                          1,500

DEPRECIATION AND AMORTIZATION
6600    Depreciation expense                                                                572,954
6610    Amortization expense                                                                 14,004
                                                                                -------------------

Total depreciation and amortization                                                         586,958

CORPORATE OR MORTGAGOR ENTITY
REVENUE AND EXPENSES
7105    Entity revenue                                                                       (3,371)
7141    Interest on notes payable                                                            22,000
                                                                                -------------------

Total corporate or mortgagor entity revenue and expenses                                     18,629

Total expenses                                                                                         2,656,451

Net income (loss)                                                                                 $     (335,079)
                                                                                                 ================



                        See notes to financial statements

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                     Statement of Partner's Equity (deficit)

                          Year ended December 31, 1999



                                                              General          Limited
                                                              Partner          Partners                Total
Partners' equity (deficit)
December 31, 1998                                       $        216,387    $     4,791,627    $     5,008,014

Net income (loss)                                                 (3,351)          (331,728)          (335,079)
                                                       -------------------  ----------------   ----------------

Partners' equity (deficit)
December 31, 1999                                       $        213,036    $     4,459,899    $     4,672,935
                                                       ==================  =================  ================

























                        See notes to financial statements



                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                              Statement Cash Flows

                          Year ended December 31, 1999
Cash flows from operating activities
Rental receipts                                                                               $        2,376,006
Interest receipts                                                                                         27,158
Other operating receipts                                                                                  30,947
Entity/construction receipts
Entity interest income                                                                                      3,371
Administrative expenses paid                                                                             (133,490)
Management fees paid                                                                                     (130,164)
Utilities paid                                                                                           (129,931)
Salaries and wages paid                                                                                  (491,680)
Operating and maintenance paid                                                                           (435,192)
Real estate taxes paid                                                                                   (150,451)
Property insurance paid                                                                                   (87,072)
Miscellaneous taxes and insurance paid                                                                       (178)
Net tenant security deposits received (paid)                                                                2,040
Other operating expenses paid                                                                             (69,146)
Interest paid on mortgages                                                                               (377,439)
Interest paid on notes                                                                                       (547)
Mortgage insurance premium paid                                                                           (43,322)
Net cash provided by (used in) operating activities                                                       390,910


Cash flows from investing activities
Net deposits to mortgage escrows                                                                           27,097
Net deposits to reserve for replacements                                                                 (101,890)
Net deposits to other reserves                                                                            (41,570)
Net cash provided by (used in) investing activities                                                      (116,363)
                                                                                             ---------------------

Cash flows from financing activities
Mortgage principal payments                                                                              (306,523)
Entity/construction financing activities
Due from affiliate                                                                                            860
Net cash provided by (used in) financing activities                                                      (305,663)
                                                                                             ---------------------

NET INCREASE (DECREASE) IN CASH                                                                           (31,116)

Cash, beginning                                                                                           312,643

Cash, end                                                                                     $           281,527
                                                                                             ====================


                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                        Statement Cash Flows - continued

                          Year ended December 31, 1999


Reconciliation of net income (loss) to net
cash provided by (used in) operating activities
Net income (loss)                                                                             $        (335,079)
                                                                                             -------------------
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation                                                                                             572,954
Amortization                                                                                              14,004
Changes in asset and liability accounts
(Increase) decrease in assets
Tenant accounts receivable                                                                                 8,346
Accounts receivable - other                                                                              130,047
Accounts receivable - interest                                                                             9,477
Miscellaneous prepaid expenses                                                                           (16,878)
Tenant security deposits funded                                                                           (3,349)
Increase (decrease) in liabilities
Accounts payable                                                                                         (10,718)
Accrued liabilities                                                                                       (3,907)
Accrued interest payable                                                                                  22,000
Tenant security deposits held in trust                                                                     5,389
Prepaid revenue                                                                                           (1,376)

Total adjustments                                                                                        725,989

Net cash provided by (used in) operating activities                                           $          390,910
                                                                                             ==================














                        See notes to financial statements

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


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

    Cash distributions are limited by agreements between the partnership and the United States Department of Housing and Urban Development ("HUD") to an annual amount of $30,340 per year to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

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

                  Circle Terrace Associates Limited Partnership
                         HUD Project No.: 052-44056-LDP
                           CDA Project No.: 28.04.0010

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999


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

NOTE C - MORTGAGES PAYABLE

    First Mortgage

    The partnership is obligated under the terms of a mortgage note which is insured by the Federal Housing Administration ("FHA") and bears interest at the rate of 7%, less a varying interest subsidy in the current amount of $17,999 per month. Monthly payments of principal and interest in the reduced amount of $10,564 are due through maturity in February 2017. The total interest subsidy of $215,990 is reflected as a reduction of interest expense. Principal and accrued interest due at December 31, 1999 are $3,404,737 and $2,393, respectively.

    Under agreements with the mortgage lender and FHA, the partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

    Second Mortgage

    The partnership is obligated under the terms of a mortgage note in the original amount of $4,000,000, which is insured by the Maryland Housing Fund ("MHF") and payable to Crestar of Richmond, Virginia, Inc. The note bears interest at the rate of 8%. Monthly payments of principal and interest in the amount of $34,645 are due through maturity in December 2011. Principal and accrued interest due at December 31, 1999 are $3,187,361 and $22,275, respectively.

    Third Mortgage

    The partnership is obligated under the terms of a mortgage note in the original amount of $2,227,330 payable to the Department of Housing and Community Development of the State of Maryland ("CDA"). The note bears interest at 4.5%. Monthly payments of principal and interest of $11,373 are due through July 1, 2023. Principal and accrued interest due at December 31, 1999 are $1,981,220 and $7,603, respectively.

    The liability of the partnership under the terms of all of these mortgages is limited to the underlying value of the real estate collateral plus deposits held by the lenders.

    Aggregate annual maturities of mortgages payable for each of the next five years and thereafter are as follows:

                           December 31, 2000  $ 320,191
                                        2001            343,827
                                        2002            369,264
                                        2003            396,638
                                        2004            426,097
                                  Thereafter          6,717,301
                                              -------------------

                                              $ 8,573,318
                                              ===================

NOTE D - NOTES PAYABLE

    The partnership is obligated under the terms of an unsecured promissory note payable to Baltimore County, Maryland. Interest accrues at the rate of 4%. Annual interest payments commenced January 1, 1996. Annual payments of principal will be due commencing January 1, 2000 and will extend for 30 years through maturity on December 31, 2030. Payments may be made only to the extent of surplus cash as defined by HUD. Principal and accrued interest due at December 31, 1999 are $550,000 and $125,030, respectively.

    The partnership is obligated under the terms of a note payable for the purchase of a truck. The note bears interest at 8.75% and requires monthly payments of principal and interest of $588 through maturity in October 2000. The amount payable at December 31, 1999 is $5,000.

    Aggregate annual maturities of notes payable for each of the next five years and thereafter are as follows:
                           December 31, 2000            $ 5,000
                                        2001                  -
                                        2002                  -
                                        2003                  -
                                        2004                  -
                                  Thereafter            550,000
                                              -------------------

                                              $         555,000
                                              ===================

NOTE E - RELATED PARTY TRANSACTIONS

    Working Capital Advances

    The general partner is obligated to make working capital advances to the partnership as needed, up to an aggregate of $100,000. Such advances are noninterest bearing and can be repaid out of available net cash flow as defined in the partnership agreement. No such advances were required as of December 31, 1999.

    In the event cash flow does not provide sufficient funds to pay the investor limited partner its minimum distribution, such amount required will be advanced by the general partner and will be considered a project expense loan to be paid from surplus cash after required distributions as defined in the partnership agreement.

    Insurance

    The majority shareholder of an affiliate of the general partner provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with the following insurance coverage provided to the partnership: property and liability, fidelity bond and auto. In connection with such insurance coverage, the partnership incurred $80,228 in premiums for the year ended December 31, 1999.

    Shared Project Payroll Costs

    The site superintendent was shared with another project in the area and payroll costs were allocated based on time spent on each project.

    Computer Services

    In accordance with HUD Regulations 4381.5 Rev-2, Paragraph 6.38, the partnership uses the services of a computer consultant company to provide the following services: purchase and install personal computers and the related equipment and software for the project's rental office, provide training and technical support, and consult on software upgrades. Dynamic Information Services, Inc. (DIS), which is owned by a relative of an officer of the management company, is a licensed representative of Project Data Systems, Inc., a nationally-known provider of computer system software for the subsidized housing industry. DIS derives 40% of its consulting service revenues from third-party clients not affiliated with the management company. In 1999, the partnership paid DIS $928 for technical support and training services based on billable hours.

    Laundry Lease

    The partnership has entered into a lease agreement with Moonbeam Equipment and Communications, LLC ("Moonbeam"), an affiliate of the general partner, which permits Moonbeam to install coin-operated laundry equipment for use by the tenants.

    The partnership retains 45% of the income on the coin-operated equipment as reimbursement of utility and janitorial expenses incurred by the partnership to maintain the common area laundry facilities; the balance is remitted to Moonbeam. The lease agreement expires in January 2023 and, among other terms, states that expenses relating to the maintenance and repair of the equipment are the obligation of Moonbeam.

    Moonbeam earned $8,918 from the proceeds of the laundry room collections during 1999, of which $6,245 remains payable as of December 31, 1999.

NOTE F - MANAGEMENT FEE

    The property is managed by an affiliate of the general partner. The management fee is based on a charge of $35.80 per unit per month. The management  agent  also  receives  fees of  $4.50  per unit  per  month  for accounting services provided to the partnership. Management and accounting fees charged to operations during 1999 were $130,164 and $16,368, respectively, of which $22,482 of management fee is payable at December 31, 1999.

NOTE G - HOUSING ASSISTANCE PAYMENT (HAP) CONTRACT AGREEMENTS

    HUD has contracted with the partnership under the United States Housing Act of 1937 to make housing assistance payments to the partnership on behalf of qualified tenants. The terms of the contract covering 142 units expired on November 30, 1998, and the contract covering 161 units expired on November 30, 1997.
    The contracts do not have renewal options.

    Under the Multifamily Assisted Housing and Reform and Affordability Act ("MAHRAA") of 1997, Congress set forth the legislation for a permanent
    "mark-to-market" program and provided for permanent authority for the renewal of Section 8 contracts. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. As such, the partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA. As of the date of the report, the partnership has extended both contracts from October 1, 1999 through September 30, 2000.

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

NOTE I - CONTRACT WITH BALTIMORE COUNTY (IN LIEU OF TAXES)

    The partnership is obligated under the terms of an agreement with Baltimore County, Maryland, whereby the partnership is to pay the County $220 per apartment unit per year (the minimum payment) in lieu of real estate taxes. To the extent there is net cash flow, as defined in the agreement, such amount is to be applied toward additional payments. The minimum payment has been increased 10% annually. The amount incurred during 1999 under the terms of this agreement was $66,660. This amount is included with other city and county real estate taxes in the statement of operations. The County has advised the partnership that $239,359 is due for additional taxes and interest applicable to 1992 through 1995 and has placed a lien on the property. The partnership believes that such payments are not due in accordance with the P.I.L.O.T.
    agreement.  Such amount has not been recorded until this matter is resolved.

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

    2.  1% to the general partner and 99% to the investor limited partner.

NOTE K - TAXABLE LOSS

 A reconciliation of the financial statement net loss to the income tax net loss of the partnership for the year ended December 31, 1999 is as follows:

      Financial statement net loss                                                               $       (335,079)
      Excess depreciation for income tax purposes                                                          (6,393)
      Other differences                                                                                    (6,658)
                                                                                                -------------------

      Income net tax loss                                                                        $       (348,130)
                                                                                                ===================





NOTE L - INVESTMENT IN REAL ESTATE

    A reconciliation of the basis of the investment in real estate for financial reporting purposes to that for income tax purposes as of December 31, 1999 is as follows:

      Investment in real estate for financial reporting                                         $      12,445,409
      Excess accumulated depreciation for income tax purposes                                             (59,435)
      Interest expense portion of subsidy capitalized for income tax purposes                             177,317
                                                                                                -------------------

      Investment in real estate for income tax purposes                                          $     12,563,291

                                                                                                ===================

NOTE M - CONCENTRATION OF CREDIT RISK

    The partnership maintains its cash balances and escrow in several banks. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per bank. As of December 31, 1999, the uninsured portion of the cash balances held at two banks was $337,199.

NOTE N - CONTINGENCIES

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