Form 10-Q
period 2000-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2000-08-14
CIK 852953

August 14, 2000



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-Q for Quarter Ended June 30, 2000
       File Number 0-19706


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

For the quarterly period ended                     June 30, 2000
                                       ------------------------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                       to

                         Commission file number 0-19706

               Boston Financial Qualified Housing Tax Credits L.P. V (Exact name of registrant as specified in its charter)


                      Massachusetts                         04-3054464

             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)            Identification No.)


               101 Arch Street, Boston, MA                 02110-1106

         (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                   -----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                     Page No.
------------------------------

Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 (Unaudited) and
              March 31, 2000                                           1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2000 and 1999                      2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              2000                                                     3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2000 and 1999                      4

          Notes to the Financial Statements (Unaudited)                5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      7

PART II - OTHER INFORMATION

Items 1-6                                                              9

SIGNATURE                                                             10

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                 BALANCE SHEETS
                        June 30, 2000 and March 31, 2000




                                                                                   June 30,         March 31,
                                                                                     2000             2000
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     254,222    $     523,352
Investments in Local Limited Partnerships, net (Note 1)                            18,313,406       18,818,290
Marketable securities, at fair value                                                2,652,537        2,332,268
Other assets                                                                           38,229           29,074
                                                                                -------------    -------------
   Total Assets                                                                 $  21,258,394    $  21,702,984
                                                                                =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $      97,257    $     121,184
Accounts payable and accrued expenses                                                  43,580           43,605
Deferred revenue                                                                      133,193          131,198
                                                                                -------------    -------------
   Total Liabilities                                                                  274,030          295,987
                                                                                -------------    -------------

General, Initial and Investor Limited Partners' Equity                             21,015,827       21,443,142
Net unrealized losses on marketable securities                                        (31,463)         (36,145)
                                                                                -------------    -------------
   Total Partners' Equity                                                          20,984,364       21,406,997
                                                                                -------------    -------------
   Total Liabilities and Partners' Equity                                       $  21,258,394    $  21,702,984
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2000 and 1999
                                (Unaudited)

                                                                                                       1999
                                                                                     2000            Restated
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      42,487      $      40,737
   Other                                                                              116,129             19,609
                                                                                -------------      -------------
     Total Revenue                                                                    158,616             60,346
                                                                                -------------      -------------

Expenses:
   General and administrative (includes
       reimbursements to an affiliate in the
       amounts of $38,914 and $28,655, respectively)                                   67,259             67,349
   Asset management fees, related party                                                62,841             61,501
   Amortization                                                                         5,899              5,965
                                                                                -------------      -------------
     Total Expenses                                                                   135,999            134,815
                                                                                -------------      -------------

Income (loss) before equity in losses of
   Local Limited Partnerships                                                          22,617            (74,469)

Equity in losses of Local Limited
   Partnerships (Note 1)                                                             (449,932)          (653,758)
                                                                                -------------      -------------

Net Loss                                                                        $    (427,315)     $    (728,227)
                                                                                =============      =============

Net Loss allocated:
   To General Partners                                                          $      (4,273)     $      (7,282)
   To Limited Partners                                                               (423,042)          (720,945)
                                                                                -------------      -------------
                                                                                $    (427,315)     $    (728,227)
                                                                                =============      =============
Net Loss per Limited Partnership Unit
   (68,929 Units)                                                               $       (6.14)     $      (10.46)
                                                                                =============      ==============


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2000
                                   (Unaudited)




                                                       Initial       Investor           Net
                                      General          Limited        Limited       Unrealized
                                     Partners          Partner       Partners         Losses           Total

Balance at March 31, 2000           $  (377,675)     $   5,000    $   21,815,817    $   (36,145)   $  21,406,997
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable securities
     available for sale                       -              -                 -          4,682            4,682
   Net Loss                              (4,273)             -          (423,042)             -         (427,315)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Income (Loss)              (4,273)             -          (423,042)         4,682         (422,633)
                                    -----------      ---------    --------------    -----------    -------------

Balance at June 30, 2000            $  (381,948)     $   5,000    $   21,392,775    $  (31,463)    $  20,984,364
                                    ===========      =========    ==============    ==========     =============


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                                     1999

                                                                                   2000            (Restated)
                                                                                ---------           --------

Net cash used for operating activities                                          $ (34,009)          $  (30,766)
                                                                                ---------           ----------

Cash flows from investing activities:
   Purchases of marketable securities                                            (578,907)            (569,165)
   Proceeds from sales and maturities of marketable securities                    264,523              475,253
   Cash distributions received from Local
     Limited Partnerships                                                          79,263              163,792
   Advance to Local Limited Partnership                                                 -             (180,000)
                                                                                ---------           ----------
Net cash used for investing activities                                           (235,121)            (110,120)
                                                                                ---------           ----------

Net decrease in cash and cash equivalents                                        (269,130)            (140,886)

Cash and cash equivalents, beginning                                              523,352              449,931
                                                                                ---------           ----------

Cash and cash equivalents, ending                                               $ 254,222           $  309,045
                                                                                =========           ==========


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of March 31, 2000 and 1999.

1.   Investments in Local Limited Partnerships

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

 The following is a summary of Investments in Local Limited Partnerships at June 30, 2000:

Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $    55,571,437

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $2,892,643)                                                                           (35,594,951)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (1,673,586)
                                                                                                --------------
Investments in Local Limited Partnerships
  before adjustment                                                                                 18,302,900

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                    1,006,357

    Accumulated amortization of acquisition
    fees and expenses                                                                                 (231,915)
                                                                                               ---------------
Investments in Local Limited Partnerships                                                           19,077,342

Reserve for valuation of Investment in Local
   Limited Partnership                                                                                (763,936)
                                                                                               ---------------
                                                                                               $    18,313,406
                                                                                               ===============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnership's for the three months ended June 30, 2000 is $745,723. For the three months ended June 30, 2000, the Partnership has not recognized $295,791 of equity in losses relating to several Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of $254,222, compared with $523,352 at March 31, 2000. The decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

Approximately $2,292,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has advanced approximately $303,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2000.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2000 resulted in a net loss of $427,315 as compared to a net loss of $728,227 for the same period in 1999. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase to other revenue. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero. Other revenue increased as a result of a refund of legal costs related to one Local Limited Partnership.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Historic New Center in Detroit, Michigan operated at a deficit for the period ended June 30, 2000 due to low occupancy and collection problems. A portion of the operating deficit will be recovered by a release from the replacement reserve account. Occupancy improved slightly to 89% as of June 30, 2000. Property management is focusing on changing the tenant profile through a tighter tenant screening process in order to enhance the longevity of the property. In conjunction with these efforts, management is working to increase curb appeal and implement new marketing programs to increase qualified tenant traffic. The Managing General Partner continues to meet with property management on a monthly basis to monitor the progress at the property.

As previously reported on Westgate, in order to protect the remaining tax credits generated by the property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the property to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of the local partnership interest in Westgate to a non-profit general partner effective June 17, 1999. As a result of this change, the date when the Managing General Partner has the right to transfer the remaining interest to the new Local
General Partner was amended to reflect the June 17, 1999 effective date. Accordingly, the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired. As of June 30, 2000, occupancy at Westgate decreased to 90%, from 96% as of March 31, 2000 and as a result, the property is operating at a deficit. However, tenant collections continue to improve, property expenses are in line with budget, and replacement reserves are fully funded.

As previously reported on Wheeler House, debt-restructuring negotiations with the lender ended unsuccessfully in the beginning of November 1999. Consequently, the lender foreclosed on the property in early January 2000. The foreclosure will result in recapture of credits of approximately $3.70 per unit which will be on your 2000 Schedule K-1 that will be filed in April of 2001. In addition, the foreclosure will result in the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2000              BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. V

                             By:     Arch Street V, Inc.,
                                     its Managing General Partner



                                     /s/Randolph G. Hawthorne
                                     Randolph G. Hawthorne
                                     Managing Director, Vice President and
                                     Chief Operating Officer