Form 10-Q
period 2000-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2000-11-14
CIK 852953

November    14        , 2000



Securities and Exchange Commission
450 Fifth Street, N.W.

Washington, D.C.  20549


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for the Quarter Ended September 30, 2000 File Number 0-19706


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

For the quarterly period ended               September 30, 2000
                               -----------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                          to
                                 ---------------------      --------------------

                         Commission file number 0-19706

              Boston  Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                 Massachusetts                            04-3054464

       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


          101 Arch Street, Boston, MA                       02110-1106
---------------------------------------------      ----------------------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                   ----------------------------

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

                                   Yes X No .

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          -------

Item 1.   Financial Statements

          Balance Sheets - September 30, 2000 (Unaudited) and

              March 31, 2000                                                1

          Statements of Operations (Unaudited) - For the Three and Six

              Months Ended September 30, 2000 and 1999                      2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30, 2000     3

          Statements of Cash Flows (Unaudited) - For the Six

              Months Ended September 30, 2000 and 1999                      4

          Notes to the Financial Statements (Unaudited)                     5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

PART II - OTHER INFORMATION

Items 1-6                                                                   9

SIGNATURE                                                                  10

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                    BALANCE SHEETS

                                                                                 September 30,      March 31,
                                                                                     2000             2000
                                                                                -------------    -------------
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     416,815    $     392,154
Restricted cash                                                                       135,145          131,198
Investments in Local Limited Partnerships, net (Note 1)                            17,660,093       18,818,290
Marketable securities, at fair value                                                2,659,506        2,332,268
Other assets                                                                           34,714           29,074
                                                                                -------------    -------------
   Total Assets                                                                 $  20,906,273    $  21,702,984
                                                                                =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $     199,012    $     121,184
Accounts payable and accrued expenses                                                  40,680           43,605
Deferred revenue                                                                      135,145          131,198
                                                                                -------------    -------------
   Total Liabilities                                                                  374,837          295,987
                                                                                -------------    -------------

General, Initial and Investor Limited Partners' Equity                             20,547,137       21,443,142
Net unrealized losses on marketable securities                                        (15,701)         (36,145)
                                                                                -------------    -------------
   Total Partners' Equity                                                          20,531,436       21,406,997
                                                                                -------------    -------------
   Total Liabilities and Partners' Equity                                       $  20,906,273    $  21,702,984
                                                                                =============    =============


The accompanying notes are an integral part of these financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 2000 and 1999

                                  (Unaudited)

                                             Three Months Ended                          Six Months Ended
                                                            September 30,                            September 30,
                                      September 30,             1999              September 30,          1999
                                          2000               (Restated)               2000            (Restated)
                                      -------------         -------------         -------------    -------------

Revenue:
  Investment                          $      44,250         $      37,804         $      86,737    $      78,541
  Other                                      32,309                23,778               148,438           43,387
                                      -------------         -------------         -------------    -------------
       Total Revenue                         76,559                61,582               235,175          121,928
                                      -------------         -------------         -------------    -------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $77,828 and $52,382 in 2000
     and 1999, respectively)                 59,917               127,226               127,176          194,575
   Asset management fees,
     related party                           62,841                61,496               125,682          122,997
   Provision for valuation of
     investment in Local

     Limited Partnership                          -               174,739                     -          174,739
   Amortization                               5,899                 5,969                11,798           11,934
                                      -------------         -------------         -------------    -------------
       Total Expenses                       128,657               369,430               264,656          504,245
                                      -------------         -------------         -------------    -------------

Loss before equity in losses of
  Local Limited Partnerships                (52,098)             (307,848)              (29,481)       (382,317)

Equity in losses of Local

   Limited Partnerships (Note 1)           (416,592)             (373,001)             (866,524)      (1,026,759)
                                      -------------         -------------         -------------    -------------

Net Loss                              $    (468,690)        $    (680,849)        $    (896,005)   $  (1,409,076)
                                      =============         =============         =============    =============

Net Loss allocated:
   To General Partners                $      (4,687)        $      (6,809)        $      (8,960)   $     (14,091)
   To Limited Partners                     (464,003)             (674,040)             (887,045)      (1,394,985)
                                      -------------         -------------         -------------    -------------
                                      $    (468,690)        $    (680,849)        $    (896,005)   $  (1,409,076)
                                      =============         =============         =============    =============
Net Loss per Limited Partnership

Unit (68,929 Units)                   $       (6.73)        $       (9.78)        $      (12.87)   $      (20.24)
                                      =============         =============         =============    =============

The accompanying notes are an integral part of these financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                   For the Six Months Ended September 30, 2000

                                   (Unaudited)

                                                       Initial       Investor          Net
                                      General          Limited       Limited        Unrealized
                                     Partners          Partner       Partners         Losses           Total

Balance at March 31, 2000           $  (377,675)     $   5,000    $   21,815,817    $   (36,145)   $  21,406,997
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable securities
     available for sale                       -              -                 -         20,444           20,444
   Net Loss                              (8,960)             -          (887,045)             -         (896,005)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Income (Loss)              (8,960)             -          (887,045)        20,444         (875,561)
                                    -----------      ---------    --------------    -----------    -------------

Balance at September 30, 2000       $  (386,635)     $   5,000    $   20,928,772    $   (15,701)   $  20,531,436
                                    ===========      =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                                       1999

                                                                                   2000             (Restated)
                                                                                ---------          -----------

Net cash provided by (used for) operating activities                            $  19,180          $  (404,493)
                                                                                ---------          -----------

Cash flows from investing activities:

   Purchases of marketable securities                                            (827,387)            (768,983)
   Proceeds from sales and maturities of marketable securities                    522,783              835,665
   Cash distributions received from Local

     Limited Partnerships                                                         310,085              191,107
   Advance to Local Limited Partnership                                                 -             (180,000)
   Repayment of advance to Local Limited Partnership                                    -              180,000
                                                                                ---------          -----------
Net cash provided by investing activities                                           5,481              257,789
                                                                                ---------          -----------

Net increase (decrease) in cash and cash equivalents                               24,661             (146,704)

Cash and cash equivalents, beginning                                              392,154              303,666
                                                                                ---------          -----------

Cash and cash equivalents, ending                                               $ 416,815          $   156,962
                                                                                =========          ===========

The accompanying notes are an integral part of these financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                        Notes to the Financial Statements

                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of June 30, 2000 and 1999.

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

 The following is a summary of Investments in Local Limited Partnerships at September 30, 2000:

Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited

   Partnerships                                                 $    55,571,437

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $3,193,625)                                            (36,011,543)

Cumulative cash distributions received
   from Local Limited Partnerships                                   (1,904,408)
                                                                ---------------

Investments in Local Limited Partnerships

  before adjustment                                                  17,655,486

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                     1,006,357

    Accumulated amortization of acquisition
    fees and expenses                                                  (237,814)
                                                                ---------------

Investments in Local Limited Partnerships

    before reserve for valuation                                     18,424,029

Reserve for valuation of investment in Local
   Limited Partnership                                                 (763,936)
                                                                ---------------
Investments in Local Limited Partneship                         $    17,660,093
                                                                ===============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                  Notes to the Financial Statements (Continued)

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2000 is $1,463,297. For the six months ended September 30, 2000, the Partnership has not recognized $596,773 of equity in losses relating to several Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of $416,815, compared with $392,154 at March 31, 2000. The increase is attributable to cash provided by operating activities and cash distributions received from Local Limited Partnerships, partially offset by purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2000.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 2000 resulted in a net loss of $468,690 and $896,005, respectively, as compared to a net loss of $680,849 and $1,409,076 for the same periods in 1999. The decrease in net loss is primarily attributable to a valuation provision recorded in 1999 related to the Partnership's investment in a Local Limited Partnership, as well as decreases in equity in losses of Local Limited Partnerships and general and administrative expenses from 1999 to 2000. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero. General and administrative expenses decreased due to a decrease in legal expenses between 1999 and 2000. In addition, other revenue increased in 2000 as a result of a refund of legal costs related to one Local Limited Partnership.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Historic New Center in Detroit, Michigan operated at a deficit during the first nine months of 2000 due to low occupancy and collection problems. Occupancy dropped to 72% at September 30, 2000, as a result of site management efforts to improve the tenant profile through a tighter tenant screening process, a lack of qualified applicants and the property's poor curb appeal. Management is working to increase curb appeal and implement new marketing programs to increase qualified tenant traffic. The Managing General Partner continues to closely monitor the site managers efforts to improve property operations.

As previously reported regarding Westgate (Bismarck, North Dakota), in order to protect the remaining tax credits generated by the property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the property to an affiliate of the Local General Partner in November 1997. The Managing General Partner also has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of the local partnership interest in Westgate to a non-profit general partner effective June 17, 1999. As a result, the date when the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Further, the new Local
General Partner has the right to call the remaining interest after the tax credit period has expired in 2001. As of September 30, 2000, occupancy at Westgate was 93% and the property operated slightly above break-even.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 14, 2000       BOSTON FINANCIAL QUALIFIED HOUSING
                                TAX CREDITS L.P. V

                        By:     Arch Street V, Inc.,
                                its Managing General Partner

                                /s/Randolph G. Hawthorne
                                --------------------------------------------
                                Randolph G. Hawthorne
                                Managing Director, Vice President and
                                Chief Operating Officer