Form 10QSB
period 2000-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2001-02-14
CIK 852953

February  14 , 2001




Securities and Exchange Commission
450 Fifth Street, N.W.

Washington, D.C.  20549


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-Q for the Quarter Ended December 31, 2000
      File Number  0-19706


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

For the quarterly period ended              December 31, 2000
                               ----------------------------------------------

                                                   OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -----------------------

                         Commission file number 0-19706
                                               --------------

              Boston Financial Qualified Housing Tax Credits L.P. V
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Massachusetts                                        04-3054464
---------------------------------------    ----------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


 101 Arch Street, Boston, MA                        02110-1106
------------------------------------------   --------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

                                   Yes X No .

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.   Financial Statements

          Balance Sheets - December 31, 2000 (Unaudited) and

              March 31, 2000                                                 1

          Statements of Operations (Unaudited) - For the Three and Nine

              Months Ended December 31, 2000 and 1999                        2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31, 2000      3

          Statements of Cash Flows (Unaudited) - For the Nine

              Months Ended December 31, 2000 and 1999                        4

          Notes to the Financial Statements (Unaudited)                      5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7

PART II - OTHER INFORMATION

Items 1-6                                                                    9

SIGNATURE                                                                   10

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                 December 31,       March 31,
                                                                                     2000             2000
                                                                                -------------    -------------
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     135,748    $     392,154
Restricted cash                                                                       137,257          131,198
Investments in Local Limited Partnerships, net (Note 1)                            17,019,151       18,818,290
Marketable securities, at fair value                                                2,666,578        2,332,268
Other assets                                                                           42,864           29,074
                                                                                -------------    -------------
   Total Assets                                                                 $  20,001,598    $  21,702,984
                                                                                =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $      33,313    $     121,184
Accounts payable and accrued expenses                                                  53,655           43,605
Deferred revenue                                                                      137,257          131,198
                                                                                -------------    -------------
   Total Liabilities                                                                  224,225          295,987
                                                                                -------------    -------------

General, Initial and Investor Limited Partners' Equity                             19,763,996       21,443,142
Net unrealized gains (losses) on marketable securities                                 13,377          (36,145)
                                                                                -------------    -------------
   Total Partners' Equity                                                          19,777,373       21,406,997
                                                                                -------------    -------------
   Total Liabilities and Partners' Equity                                       $  20,001,598    $  21,702,984
                                                                                =============    =============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999

                                   (Unaudited)


                                             Three Months Ended                          Nine Months Ended
                                      December 31,          December 31,          December 31,       December 31,
                                          2000                  1999                  2000               1999
                                      -------------         -------------         -------------    ---------------

Revenue:
   Investment                         $      45,420         $     39,748          $    132,157     $       118,289
   Other                                      6,072                6,417               154,510              49,804
                                      -------------         ------------          ------------     ---------------
     Total Revenue                           51,492               46,165               286,667             168,093
                                      -------------         ------------          ------------     ---------------

Expenses:
   General and administrative

     (includes reimbursements
     to an affiliate in the amounts
     of $179,434 and $81,414
     in 2000 and 1999, respectively)        130,856               62,464               258,032             257,039
   Asset management fees,
     related party                           62,834               61,493               188,516             184,490
   Provision for valuation of
     investment in Local

     Limited Partnership                          -                    -                     -             174,739
   Amortization                               5,899                5,964                17,697              17,898
                                      -------------         ------------          ------------     ---------------
     Total Expenses                         199,589              129,921               464,245             634,166
                                      -------------         ------------          ------------     ---------------

Loss before equity in losses
   of Local Limited Partnerships           (148,097)             (83,756)             (177,578)           (466,073)

Equity in losses of Local

   Limited Partnerships (Note 1)           (635,044)            (761,707)           (1,501,568)         (1,788,466)
                                      -------------         ------------          ------------     ---------------

Net Loss                              $    (783,141)        $   (845,463)         $ (1,679,146)    $    (2,254,539)
                                      =============         ============          ============     ===============

Net Loss allocated:
   To General Partners                $      (7,831)        $     (8,455)         $    (16,791)    $       (22,545)
   To Limited Partners                     (775,310)            (837,008)           (1,662,355)         (2,231,994)
                                      -------------         ------------          ------------     ---------------
                                      $    (783,141)        $   (845,463)         $ (1,679,146)    $    (2,254,539)
                                      =============         ============          ============     ===============
Net Loss per Limited Partnership

Unit (68,929 Units)                   $      (11.25)        $     (12.14)         $    (24.12)     $        (32.38)
                                      =============         ============          ===========      ===============

                 The accompanying notes are an integral part of
                           these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                   For the Nine Months Ended December 31, 2000

                                   (Unaudited)


                                                                                      Net
                                                       Initial      Investor       Unrealized
                                      General          Limited       Limited          Gain
                                     Partners          Partner       Partners        (Losses)          Total

Balance at March 31, 2000           $  (377,675)     $   5,000    $   21,815,817    $   (36,145)   $  21,406,997
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable securities
     available for sale                       -              -                 -         49,522           49,522
   Net Loss                             (16,791)             -        (1,662,355)             -       (1,679,146)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Income (Loss)             (16,791)             -        (1,662,355)        49,522       (1,629,624)
                                    -----------      ---------    --------------    -----------    -------------

Balance at December 31, 2000        $  (394,466)     $   5,000    $   20,153,462    $    13,377    $  19,777,373
                                    ===========      =========    ==============    ===========    =============


                 The accompanying notes are an integral part of
                           these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999

                                   (Unaudited)

                                                                                                       1999

                                                                                  2000              (Restated)
                                                                             ---------------      ------------

Net cash used for operating activities                                       $      (289,939)     $    (476,952)
                                                                             ---------------      -------------

Cash flows from investing activities:

   Purchases of marketable securities                                             (1,027,402)          (768,983)
   Proceeds from sales and maturities of marketable securities                       745,088          1,100,921
   Cash distributions received from Local

     Limited Partnerships                                                            315,847            192,084
   Advances to Local Limited Partnerships                                                  -           (188,700)
   Repayment of advances to Local Limited Partnerships                                     -            188,700
                                                                             ---------------      -------------
       Net cash provided by investing activities                                      33,533            524,022
                                                                             ---------------      -------------

Net increase (decrease) in cash and cash equivalents                                (256,406)            47,070

Cash and cash equivalents, beginning                                                 392,154            449,931
                                                                             ---------------      -------------

Cash and cash equivalents, ending                                            $       135,748      $     497,001
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

The  General  Partners  have  elected  to report  results  of the Local  Limited
Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of September 30, 2000 and 1999.

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

 The following is a summary of Investments in Local Limited Partnerships at December 31, 2000:

Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited

   Partnerships                                                                                $    55,571,437

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $3,469,369)                                                                           (36,640,824)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (1,910,170)
                                                                                               ---------------

Investments in Local Limited Partnerships

  before adjustment                                                                                 17,020,443

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                    1,006,357

    Accumulated amortization of acquisition
    fees and expenses                                                                                 (243,713)
                                                                                               ---------------

Investments in Local Limited Partnerships

    before reserve for valuation                                                                    17,783,087

Reserve for valuation of investment in Local
   Limited Partnership                                                                                (763,936)
                                                                                               ---------------
Investments in Local Limited Partnership                                                       $    17,019,151
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

                             (A Limited Partnership)

                  Notes to the Financial Statements (Continued)

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2000 is $2,368,322. For the nine months ended December 31, 2000, the Partnership has not recognized $866,754 of equity in losses relating to several Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of $135,748, compared with $392,154 at March 31, 2000. The decrease is attributable to cash used for operations and purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities, partially offset by cash distributions received from Local Limited Partnerships.

Approximately $2,286,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has advanced approximately $303,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2000.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 2000 resulted in a net loss of $783,141 and $1,679,146, respectively, as compared to a net loss of $845,463 and 2,254,539 for the same periods in 1999. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships from 1999 to 2000, as well as a valuation provision recorded in 1999 related to the Partnership's investment in a Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero. In addition, other revenue increased in 2000 as a result of a refund of legal costs related to one Local Limited Partnership.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

Historic New Center in Detroit, Michigan operated at a deficit during the first nine months of 2000 due to low occupancy and collection problems. Occupancy declined during the third and fourth quarters of 2000 due to a lack of qualified applicants, the property's poor curb appeal and as a result of site management efforts to improve the tenant profile through a tighter tenant screening process. Management is working to increase curb appeal and implement new marketing programs to increase qualified tenant traffic. The Managing General Partner continues to closely monitor the site manager's efforts to improve property operations.

As previously reported regarding Westgate (Bismarck, North Dakota), in order to protect the remaining tax credits generated by the property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the property to an affiliate of the Local General Partner in November 1997. The Managing General Partner also has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of the local partnership interest in Westgate to a non-profit general partner effective June 17, 1999. As a result, the date when the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Further, the new Local
General Partner has the right to call the remaining interest after the tax credit period has expired, which is 2001.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  February 14, 2001                    BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. V

                                     By:     Arch Street V, Inc.,
                                             its Managing General Partner

                                            /s/Jenny Netzer
                                            ----------------------------------
                                            Jenny Netzer
                                            Managing Director and President