Form 10-K
period 2001-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2001-06-29
CIK 852953

June 29, 2001




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-K for the Year Ended March 31, 2001 File Number 0-19706


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

For the fiscal year ended         March 31, 2001
                          -----------------------------------------------
                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------     -------------------------

                         Commission file number 0-19706

            Boston  Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Massachusetts                                        04-3054464
-----------------------------------------             ------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

 101 Arch Street, Boston, MA                                02110-1106
--------------------------------------              ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code           (617) 439-3911
                                                   --------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
          Title of each class                           which registered
          -------------------                      ---------------------------

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

                        $60,904,650 as of March 31, 2001

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

     "Estimated Use of Proceeds"                       Part III, Item 13

     "Management Compensations and Fees"               Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                  Part III, Item 13

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2001


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

PART III

     Item 10      Directors and Executive Officers
                  of the Registrant                                      K-18
     Item 11      Management Remuneration                                K-19
     Item 12      Security Ownership of Certain Beneficial
                  Owners and Management                                  K-19
     Item 13      Certain Relationships and Related Transactions         K-19
     Item 14      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                    K-22

SIGNATURES                                                               K-23
----------

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                    Date
   Properties Owned by Local                                      Interest
      Limited Partnerships                    Location            Acquired
---------------------------------      -----------------------  --------------

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

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for a 95% interest in Strathern Park/Lorne Park Apartments and an 88.55% interest in Huguenot Park. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(1) On January 1, 1994, Lorne Park merged into Strathern Park in a business combination accounted for as a pooling of interests. Lorne Park's total assets, liabilities and partners' equity were combined with Strathern Park at their existing book value, and neither partnership recognized a gain or loss on the merger.

(2)  The Partnership no longer has an interest in this Local Limited
     Partnership.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited  Partnership has, as its general partners
("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2001, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Timothy House Limited Partnership and Maiden Choice Limited Partnership, representing 10.07%, have Shelter Development Corp. as Local General Partner; (ii) Cobblestone Place Townhomes, A Limited Partnership, Kensington Place Townhomes, A Limited Partnership and Whispering Trace Apartments, A Limited Partnership, representing 11.92%, have Flournoy Development Co. as Local General Partner; (iii) Silver Creek II, Ltd. and Cedar Lane I, Ltd., representing 0.87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak Apartment, L.P., Yester Oaks, L.P., Archer Village, Ltd. and Ocean View Apartments, L.P., representing 2.02%, have Seals & Associates, Inc. &
E. Lamar Seals as Local General Partners; (v) Bixel House, A California Limited Partnership and Harmony Apartments, A California Limited Partnership, representing 7.07%, have Julian Weinstock Construction Co., Inc. as Local General Partner; and (vi) St. Croix II Limited Partnership and
Christiansted Limited Dividend Housing Association, representing 1.21%, have First Centrum Corp. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

The Properties owned by the Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and local conditions, such as competitive over-building or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street V Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., ("Lend Lease"), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.

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

The schedule on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.





                                                   Capital Contributions
                                                    Total           Paid        Mortgage loans                      Occupancy
Local Limited Partnership             Number      Committed at     through         payable at        Type               At
Property Name                          Of            March 31,     March 31,       December 31,      of             March 31,
Property Location                   Apt. Units        2001           2001             2000         Subsidy*            2001
----------------------------------  -----------  --------------  -----------     -------------    ----------    ----------------

Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                         241       $8,418,667       $8,418,667      $17,278,198       None               100%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD                         101        2,513,300        2,513,300        1,988,644       None                98%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                               36          288,587          288,587        1,090,974       None               100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                                24          193,278          193,278          764,617       None               100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                             168        3,604,720        3,604,720        5,499,061       None                89%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                            81        2,373,295        2,373,295        2,971,874       None                96%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                          40          293,519          293,519        1,249,946       None               100%






                                                      Capital Contributions
                                                      Total           Paid        Mortgage loans                     Occupancy
Local Limited Partnership            Number        Committed at     through         payable at        Type               at
Property Name                          Of            March 31,      March 31,       December 31,      of             March 31,
Property Location                   Apt. Units        2001           2001             2000         Subsidy*            2001
----------------------------------  -----------   ------------      ----------       ------------   -------------    --------------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                            44          319,254          319,254        1,279,845       FmHA               100%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL                     42          334,177          334,177        1,360,042       None                98%

Burbank Limited Partnership I (2)
Wheeler House
Nashua, NH

Archer Village, Ltd.
Archer Village
Archer, FL                               24          171,380          171,380          704,791       FmHA                92%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA                    144        2,791,280        2,791,280        4,396,866       None                99%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                              112        3,064,250        3,064,250        2,011,764       None               100%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                        108        1,972,947        1,972,947        2,644,818       None                99%






                                                     Capital Contributions
                                                     Total           Paid        Mortgage loans                      Occupancy
Local Limited Partnership             Number      Committed at     through         payable at        Type               at
Property Name                          of           March 31,      March 31,       December 31,      of               March 31,
Property Location                   Apt. Units        2001           2001             2000         Subsidy*            2001
----------------------------------  -----------  ------------     ----------      ------------   --------------    ----------------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                            24          322,260          322,260        1,474,511       FmHA                75%

St. Croix II Limited Partnership
Carib II
St. Croix, VI                            20          347,680          347,680        1,395,703       FmHA                75%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                            40        1,093,330        1,093,330        1,339,400       None                85%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                             104        3,077,187        3,077,187        2,893,812     Section 8             84%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                            24          982,358          982,358        1,400,000       None               100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL                        100        2,356,133        2,356,133        2,847,051       None                98%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL                        136        3,153,173        3,153,173        3,854,826       None                96%






                                                    Capital Contributions
                                                      Total           Paid        Mortgage loans                     Occupancy
Local Limited Partnership             Number      Committed at     through         payable at        Type               At
Property Name                          of           March 31,      March 31,       December 31,       of              March 31,
Property Location                   Apt. Units       2001           2001             2000           Subsidy*            2001
----------------------------------  -----------  -----------     -------------     ----------   --------------    ----------------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                              60          935,893          935,893        1,550,394       None                97%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                             144        4,154,667        4,154,667        3,733,699       None                98%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                          76          710,677          710,677        1,042,584     Section 8             96%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA                      65        3,203,996        3,203,996        2,171,145       None               100%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                            96        2,910,453        2,910,453        2,878,608       None                98%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                           303        5,811,237        5,811,237        6,320,406     Section 8             98%
                                    -------     ------------     ------------    -------------
                                      2,357     $ 55,397,698     $ 55,397,698    $  76,143,579
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

(2)             The Partnership no longer has an interest in this Local Limited
                Partnership.

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

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

As of June 18, 2001, there were 3,243 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2001, 2000 and 1999.

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

                                           March 31,     March 31,       March 31,       March 31,      March 31,
                                             2001           2000           1999            1998           1997
                                        -------------  --------------  -------------  -------------  --------------

Revenue                                 $     571,148  $      235,508  $     281,041  $     222,072  $      204,683
Equity in losses of Local Limited
     Partnerships                          (2,223,252)     (2,576,356)    (2,932,545)    (4,921,903)     (4,044,413)
Net loss                                   (2,334,459)     (3,006,310)    (3,371,589)    (5,794,498)     (4,337,761)
     Per Limited Partnership Unit (A)          (33.53)        (43.18)         (48.42)        (83.22)         (62.30)
Cash and cash equivalents                     573,599         392,154        303,666        100,850         449,567
Marketable securities                       2,481,341       2,332,268      2,666,281      3,064,717       2,840,127
Investment in Local Limited
     Partnerships                          16,317,830      18,818,290     21,538,791     24,748,484      30,531,768
Total assets (B)                           19,547,782      21,702,984     24,862,400     28,092,950      33,871,495
Total liabilities                             398,597         295,987        405,479        286,362         298,276
Other data:
Passive loss (C)                           (4,614,949)     (4,835,075)    (5,120,476)    (5,324,956)     (5,154,301)
     Per Limited Partnership Unit (A,C)        (66.28)         (69.44)       (73.54)         (76.48)        (74.03)
 Portfolio income (C)                         372,581         325,210        340,850        361,519         281,707
     Per Limited Partnership Unit (A,C)          5.35            4.67           4.90           5.19            4.05
Low-Income Housing Tax Credit (C)          10,449,103      10,510,853     10,405,744     10,512,076      10,512,996
     Per Limited Partnership Unit (A,C)        150.08          150.96         150.97         150.98          150.99
Local Limited Partnership interests
     owned at end of period (D)                    26              26             27             27              27

(A) Per Limited Partnership Unit data is based upon 68,929 outstanding Units.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Partnership for income tax purposes.

(D) In January 2000, the Partnership wrote off the foreclosed Wheeler House property.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statement and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and capital resources

At March 31, 2001, the Partnership had cash and cash equivalents of $573,599, compared with $392,154 at March 31, 2000. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by purchases of marketable securities, net cash used for operations and an advance made to one Local Limited Partnership.

Approximately $2,254,000 has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has advanced approximately $328,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the years ended March 31, 2001, 2000 or 1999. It is not expected that cash available for distribution, if any, will be significant during the 2001 calendar year. Based on the results of 2000 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2001 versus 2000

The Partnership's results of operations for the year ended March 31, 2001 resulted in a net loss of $2,334,459 as compared to a net loss of $3,006,310 for the same period in 2000. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships, an increase in other revenue and a decrease in provisions for valuation of investments in Local Limited Partnerships. These effects were partially offset by an increase in general and administrative expenses. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership. Equity in losses of Local Limited Partnerships decreased primarily due to a decrease in interest expense coupled with continued unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero.

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

Low-income housing tax credits

The 2000, 1999, and 1998 Tax Credits per Unit were $150.08, $150.96 and $150.97, respectively. The Tax Credit per Limited Partnership Unit is stabilized at approximately $150.00 per Unit in 1993. The Tax Credits per Limited Partner stabilized in 1993. The credits were expected to remain stable for the next seven years and then decrease as certain Properties reached the end of the ten year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in 26 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Operations at Historic New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile. A new site management company began operating the Property on January 1, 2001 but subsequently resigned as they believed they were not suited to manage the Property. An affiliate of the Local General Partner will begin managing the Property in May 2001 and is working to increase curb appeal and implement new marketing programs to increase qualified tenant traffic. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability.

As previously reported regarding Westgate, located in Bismarck, North Dakota, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997 in order to address concerns about the long term viability of the Property. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interests in the Property, the date when the Managing General Partner has the right to transfer the remaining interest will not occur until September 1, 2001. It is likely that the Managing General Partner will transfer the Partnership's remaining interest at that time. The Partnership will retain its full share of the Property's tax credits, which expire in 2001, until such time as the remaining interest is put to the new Local General Partner. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Carib Villas II and Carib Villas III, both of which are located in St. Croix, Virgin Islands, have been unable to maintain occupancy. The Properties have both family and elderly units, and while the family units have a waiting list, the elderly units have proven difficult to lease. Also, due to the Properties' proximity to the ocean, weather conditions erode their physical condition quickly, and therefore, maintenance issues are a concern. The Managing General Partner will continue to closely monitor the operations at both of these Properties.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2001, 2000 and 1999.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has invested in marketable securities with a fair value of $2,481,341 at March 31, 2001; these securities, with rates ranging from 4.75% to 8.50%, do not subject the Partnership to significant market risk because of their short term maturities and high liquidity.

The Partnership has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments or other financial instruments.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------
None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------

The Managing General Partner of the Partnership is Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") (the "Managing
General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in June 1989. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                Principal, Head of Housing and Community Investment
Michael H. Gladstone        Principal, Member, Legal
Lauren M. Guillette         Principal, Member, Legal

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

Jenny Netzer, age 45, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial,
Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter.
Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell
Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 36, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street, Inc., the partners of Arch Street L.P. nor any other individual with significant
involvement   in the  business of the  Partnership  receives  any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2001, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                        Amount
   Title of      Name and Address     Beneficially        Percent of
    Class       of Beneficial Owner     Owned               Class
  ---------      -------------------  --------------      -----------

  Limited       Oldham Institutional
  Partner       Tax Credits LLC       8,024 Units            11.64%
                101 Arch Street
                Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2001. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership if it is still a limited partner at the time of such a transaction. All such fees, expenses and distributions are more fully described in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, in prior years affiliates of the Managing General Partner served as property management agents for New Center, Carib II, Carib III and Woodlake Hills.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the three years ended March 31, 2001 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. Total organization and offering expenses, exclusive of selling commissions, did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 2001.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the gross offering proceeds. As of March 31, 2001, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2001 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 2001.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.377% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the three years ended March 31, 2001 are as follows:

                                    2001            2000            1999
                                 ------------     ----------      ----------

     Asset Management Fees       $   253,088    $   247,331     $   243,169

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the three years ended March 31, 2001 are as follows:

                                         2001          2000            1999
                                    -----------    -----------     -----------

Salaries and benefits expense
reimbursements                     $   271,057    $   139,757     $   109,845

Property Management Fees

Affiliates of the Managing General Partner were previously management agents for four Local Limited Partnerships. Fees charged in each of the three years ended December 31, 2000 were as follows:

                                      2000          1999            1998
                                 -----------    -----------     -----------

   Property Management Fees      $         -    $    84,640     $    80,455

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the three years ended March 31, 2001.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the three years ended March 31, 2001 is presented in Note 5 to the Financial Statements.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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

(a)(3)  See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the year ended March 31, 2001.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                   Date:    June 29, 2001
           -------------------------------            -------------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                       Date:    June 29, 2001
           -----------------------------                   -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone               Date:    June 29, 2001
           -----------------------------                 ----------------
           Michael H. Gladstone
           Director

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                           Annual Report on Form 10-K
                        For The Year Ended March 31, 2001
                                      Index



                                                                 Page No.

Report of Independent Accountants
    For the years ended March 31, 2001, 2000 and 1999              F-2

Financial Statements

    Balance Sheets - March 31, 2001 and 2000                       F-3

    Statements of Operations - For the years ended
       March 31, 2001, 2000 and 1999                               F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2001, 2000 and 1999           F-5

    Statements of Cash Flows - For the years ended
       March 31, 2001, 2000 and 1999                               F-6

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

                        Report of Independent Accountants



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V:
(A Limited Partnership)


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed on the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V (A Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $16,317,830 at March 31, 2001 and $18,818,290 at March 31, 2000, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(2,223,252), $(2,576,356), and $(2,932,545)
for the years ended March 31, 2001, 2000, and 1999, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
June 27, 2001
Boston, Massachusetts

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                 BALANCE SHEETS
                             March 31, 2001 and 2000




                                                                              2001               2000
                                                                         -------------       -------------
Assets

Cash and cash equivalents                                                $     573,599       $     392,154
Marketable securities, at fair value (Note 3)                                2,481,341           2,332,268
Investments in Local Limited Partnerships, net (Note 4)                     16,317,830          18,818,290
Restricted cash (Note 6)                                                       139,295             131,198
Other assets                                                                    35,717              29,074
                                                                         -------------       -------------
   Total Assets                                                          $  19,547,782       $  21,702,984
                                                                         =============       =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                  $     189,508       $     121,184
Accrued expenses                                                                69,794              43,605
Deferred revenue (Note 6)                                                      139,295             131,198
                                                                         -------------       -------------
   Total Liabilities                                                           398,597             295,987
                                                                         -------------       -------------

General, Initial and Investor Limited Partners' Equity                      19,108,683          21,443,142
Net unrealized gains (losses) on marketable securities                          40,502             (36,145)
                                                                         -------------       -------------
   Total Partners' Equity                                                   19,149,185          21,406,997
                                                                         -------------       -------------
   Total Liabilities and Partners' Equity                                $  19,547,782       $  21,702,984
                                                                         =============       =============

                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Years Ended March 31, 2001, 2000 and 1999


                                                        2001               2000                1999
                                                   -------------       -------------      --------------
Revenue:
   Investment                                      $     173,776       $     156,312      $      158,954
   Other                                                 397,372              79,196             122,087
                                                   -------------       -------------      --------------
     Total Revenue                                       571,148             235,508             281,041
                                                   -------------       -------------      --------------

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $271,057, $139,757
     and $109,845 in 2001, 2000 and 1999,
     respectively) (Note 5)                              380,670             219,794             453,057
   Asset management fees, affiliate (Note 5)             253,088             247,331             243,169
   Provision for valuation of investment in
       Local Limited Partnership                          25,000             174,739                   -
   Amortization                                           23,597              23,598              23,859
                                                   -------------       -------------      --------------
     Total Expenses                                      682,355             665,462             720,085
                                                   -------------       -------------      --------------

Loss before equity in losses of Local Limited
   Partnerships                                         (111,207)           (429,954)           (439,044)

Equity in losses of Local Limited
   Partnerships (Note 4)                              (2,223,252)         (2,576,356)         (2,932,545)
                                                   -------------       -------------      --------------

Net Loss                                           $  (2,334,459)      $  (3,006,310)     $   (3,371,589)
                                                   =============       =============      ==============

Net Loss allocated:
   General Partners                                $     (23,345)      $     (30,063)     $      (33,716)
   Limited Partners                                   (2,311,114)         (2,976,247)         (3,337,873)
                                                   -------------       -------------      --------------
                                                   $  (2,334,459)      $  (3,006,310)     $   (3,371,589)
                                                   =============       =============      ==============

Net Loss per Limited Partnership
   Unit (68,929 Units)                             $      (33.53)      $      (43.18)     $       (48.42)
                                                   =============       =============      ==============



                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                For the Years Ended March 31, 2001, 2000 and 1999




                                                                                           Net
                                                         Initial       Investor        Unrealized
                                       General           Limited        Limited           Gains
                                       Partners          Partner       Partners         (Losses)          Total
                                      -----------      ---------      -----------      ---------      ------------

Balance at March 31, 1998             $  (313,896)     $   5,000     $  28,129,937    $   (14,453)   $   27,806,588
                                      -----------      ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable securities
     available for sale                         -              -                 -         21,922            21,922
   Net Loss                               (33,716)             -        (3,337,873)             -        (3,371,589)
                                      -----------      ---------     -------------    -----------    --------------
Comprehensive Income (Loss)               (33,716)             -        (3,337,873)        21,922        (3,349,667)
                                      -----------      ---------     -------------    -----------    --------------

Balance at March 31, 1999                (347,612)         5,000        24,792,064          7,469        24,456,921
                                      -----------      ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                         -              -                 -        (43,614)          (43,614)
   Net Loss                               (30,063)             -        (2,976,247)             -        (3,006,310)
                                      -----------      ---------     -------------    -----------    --------------
Comprehensive Loss                        (30,063)             -        (2,976,247)       (43,614)       (3,049,924)
                                      -----------      ---------     -------------    -----------    --------------

Balance at March 31, 2000                (377,675)         5,000        21,815,817        (36,145)       21,406,997
                                      -----------      ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable securities
     available for sale                         -              -                 -         76,647            76,647
   Net Loss                               (23,345)             -        (2,311,114)             -        (2,334,459)
                                      -----------      ---------     -------------    -----------    --------------
Comprehensive Income (Loss)               (23,345)             -        (2,311,114)        76,647        (2,257,812)
                                      -----------      ---------     -------------    -----------    --------------

Balance at March 31, 2001             $  (401,020)     $   5,000     $  19,504,703    $    40,502    $   19,149,185
                                      ===========      =========     =============    ===========    ==============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Years Ended March 31, 2001, 2000 and 1999



                                                              2001              2000             1999
                                                          -------------    -------------     -------------

Cash flows from operating activities:
   Net loss                                               $  (2,334,459)   $  (3,006,310)    $  (3,371,589)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships           2,223,252        2,576,356         2,932,545
     Provision for valuation of investment in Local
       Limited Partnership                                       25,000          174,739                 -
     Amortization                                                23,597           23,598            23,859
     (Gain) loss on sales and maturities of
       marketable securities, net                                (3,423)          (2,498)           14,790
     Cash distributions included in net loss                   (158,105)          (5,132)          (65,089)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Restricted cash                                           (8,097)          15,067            (7,407)
       Other assets                                              (6,643)           3,584             6,383
       Accounts payable to affiliates                            26,189          (22,259)           64,233
       Accrued expenses                                          68,324          (71,613)           47,527
       Deferred revenue                                           8,097          (15,620)            7,357
                                                          -------------    -------------     -------------
Net cash used for operating activities                         (136,268)        (330,088)         (347,391)
                                                          -------------    -------------     -------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                          -         (127,767)          (50,420)
   Purchases of marketable securities                        (1,577,046)      (1,067,998)       (2,523,829)
   Proceeds from sales and maturities of
     marketable securities                                    1,508,043        1,360,895         2,929,397                 Cash
distributions received from Local Limited
     Partnerships                                               411,716          253,446           368,798
   Advances to Local Limited Partnerships                       (25,000)        (188,700)         (173,739)
   Repayment of advances to Local Limited
     Partnerships                                                     -          188,700                 -
                                                          -------------    -------------     -------------
Net cash provided by investing activities                       317,713          418,576           550,207
                                                          -------------    -------------     -------------

Net increase in cash and cash equivalents                       181,445           88,488           202,816

Cash and cash equivalents, beginning                            392,154          303,666           100,850
                                                          -------------    -------------     -------------

Cash and cash equivalents, ending                         $     573,599    $     392,154     $     303,666
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

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2001, the Managing General Partner has designated approximately $2,254,000 as such Reserves.

2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of short-term money market instruments with original maturities of ninety days or less at acquisition and approximate fair value.

Marketable Securities

Marketable securities consist primarily of U.S. Treasury instruments and various asset-backed investments vehicles. The Partnership's marketable securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


2.  Significant Accounting Policies (continued)
    ------------------------------------------

Investments in Local Limited Partnerships (continued)
----------------------------------------------------

Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

The General Partners have decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2000, 1999 and 1998.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


2.   Significant Accounting Policies (continued)
     ------------------------------------------

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, investments accounted for under the equity method and all nonfinancial assets such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.

Reclassifications

Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

3.       Marketable Securities

A summary of marketable securities is as follows:


                                                                      Gross          Gross
                                                                  Unrealized      Unrealized       Fair
                                                     Cost             Gains         Losses         Value
                                                  ------------    -----------    ------------   ------------
Debt securities issued by the US
   Treasury and other US
   government corporations and agencies           $  2,095,361    $    34,927    $          -   $  2,130,288

Mortgage backed securities                             345,478          5,575               -        351,053
                                                  ------------    -----------    ------------   ------------

Marketable securities at March 31, 2001           $  2,440,839    $    40,502    $          -   $  2,481,341
                                                  ============    ===========    ============   =============

A summary of marketable securities is as follows:
                                                                     Gross           Gross
                                                                  Unrealized      Unrealized       Fair
                                                     Cost             Gains         Losses         Value
                                                  ------------    -----------    ------------   ------------
Debt securities issued by the US
   Treasury and other US
   government corporations and agencies           $  2,046,494    $     1,407    $    (26,680)  $  2,021,221

Mortgage backed securities                             321,919             95         (10,967)       311,047
                                                  ------------    -----------    ------------   ------------

Marketable securities at March 31, 2000           $  2,368,413    $     1,502    $    (37,647)  $  2,332,268
                                                  ============    ===========    ============   =============

The contractual maturities at March 31, 2001 are as follows:
                                                                  Fair
                                              Cost                Value
                                           -----------         -----------

Due in less than one year                  $   698,401         $   707,852
Due in one year to five years                1,396,960           1,422,436
Mortgage backed securities                     345,478             351,053
                                           -----------         -----------
                                           $ 2,440,839         $ 2,481,341
                                           ===========         ===========

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)



3.   Marketable Securities (continued)
     --------------------------------

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $508,000, $493,000 and $451,000 during the years ended March 31, 2001, 2000 and 1999, respectively. Proceeds from the maturities of marketable securities were approximately $1,000,000, $868,000 and $2,479,000 during the years ended March 31, 2001, 2000 and 1999, respectively. Included in investment income are gross gains of $3,704, $2,617 and $4,895 and gross losses of $281, $119 and $19,685 that were realized on the sales during the years ended March 31, 2001, 2000 and 1999, respectively.

4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interest in twenty-six Local Limited Partnerships. Each of these Local Limited Partnerships owns and operates multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31:

                                                                                  2001             2000
                                                                             -------------     -------------
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                              $  55,637,228     $  55,612,228

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,976,771, $2,566,642 and $1,290,733
   in 2001, 2000 and 1999, respectively)                                       (37,240,376)      (35,175,229)

Cumulative cash distributions received
   from Local Limited Partnerships                                              (2,006,039)       (1,594,323)
                                                                             -------------     -------------

Investments in Local Limited Partnerships
  before adjustment                                                             16,390,813        18,842,676

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                1,006,357         1,006,357

    Accumulated amortization of acquisition
    fees and expenses                                                             (249,613)         (226,016)
                                                                             -------------     -------------

Investments in Local Limited Partnerships
   prior to reserve for valuation                                               17,147,557        19,623,017

Reserve for valuation of investments in Local
   Limited Partnerships                                                           (829,727)         (804,727)
                                                                             -------------     -------------

Investments in Local Limited Partnerships                                    $  16,317,830     $ 18,818,290
                                                                             =============     =============

The Partnership has provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of the investments.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)
-------------------------------------------------------------

The lender for Wheeler House foreclosed on the property in January 2000. The Partnership does not anticipate any further obligations, receipts or operations relative to this property. As no material gain or loss is expected, and the Partnership's net investment is zero, all capital accounts were written off and excluded from the above investment amounts as of March 31, 2000.

Summarized financial information as of December 31, 2000, 1999 and 1998 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                  2000               1999
                                             --------------      --------------
Assets:
   Investment property, net                  $  100,286,185      $ 105,177,955
   Other assets                                   9,227,655           9,003,999
                                             --------------      --------------
  Total Assets                               $  109,513,840      $ 114,181,954
                                             ==============      =============

Liabilities and Partners' Equity:
   Mortgage notes payable                    $   76,143,579      $   80,783,964
   Other liabilities                             17,215,472          12,905,802
                                             --------------      --------------
     Total Liabilities                           93,359,051          93,689,766

Partnership's Equity                             11,671,895          15,351,058
Other Partners' Equity                            4,482,894           5,141,130
                                             --------------      --------------
  Total Liabilities and Partners' Equity     $  109,513,840      $  114,181,954
                                             ==============      ==============



Summarized Income Statements - for the years
ended December 31,                                        2000              1999                 1998
------------------                                  --------------      --------------      --------------

Rental and other income:                            $   15,104,014      $   15,034,859      $   14,644,117
                                                    --------------      --------------      --------------

Expenses:
   Operating                                             8,503,818           8,504,043           7,852,719
   Interest                                              5,493,565           5,762,221           5,916,749
   Depreciation and amortization                         4,759,086           4,760,003           4,940,971
                                                    --------------      --------------      --------------
     Total Expenses                                     18,756,469          19,026,267          18,710,439
                                                    --------------      --------------      --------------

Net Loss                                            $   (3,652,455)     $   (3,991,408)     $   (4,066,322)
                                                    ==============      ==============      ==============

Partnership's share of Net Loss (includes
   adjustments from prior years)                    $   (3,475,275)     $   (3,927,947)     $   (3,980,818)
                                                    ==============      ==============      ==============

Other partners' share of Net Loss                   $     (150,459)     $      (89,251)     $      (97,679)
                                                    ==============      ==============      ==============


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

For the years ended March 31, 2001, 2000 and 1999, the Partnership has not recognized $1,252,023, $1,351,591 and $1,048,273, respectively, of equity in losses of Local Limited Partnerships relating to Local Limited Partnerships where cumulative equity in losses exceeded its total investments in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $11,671,895 differs from the Partnership's investments in Local Limited Partnerships before adjustment of $16,390,813 principally because: a) unrecognized losses as discussed above; b) distributions made by Local Limited Partnerships during the quarter ended March 31, 2001 are not reflected in the December 31, 2000 balance sheets of the Local Limited Partnerships; and c) syndication costs charged to equity by a Local Limited Partnership are not reflected in the Partnership's investment in the Local Limited Partnership.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of 0.377% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2001, 2000 and 1999 are $253,088, $247,331 and $243,169, respectively. Included in accounts payable to affiliate at March 31, 2001 and 2000 are $64,572 and $62,841, respectively, of Asset Management Fees due to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2001, 2000 and 1999 are $271,057, $139,757 and $109,845, respectively, that the Partnership has paid or is payable as reimbursement for salaries and benefits expenses. The amounts payable for salaries and benefits at March 31, 2001 and 2000 are $124,936 and $58,343, respectively.

Affiliates of the Managing General Partner were the management agents for four Local Limited Partnerships in which the Partnership had invested during the years ended December 31, 1999 and 1998. Included in operating expenses in the summarized income statements in Note 4 to the financial statements are $84,640 and $80,455 of fees paid or payable to the affiliates for the years ended December 31, 1999 and 1998, respectively. During 2000, management of these four Local Limited Partnerships was transferred to a non-affiliate.

6.   Deferred Revenue

Under the terms of a Local Limited Partnership Agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership Agreement allows that the established Supplemental Reserve, along with the interest earned, are available to pay the Partnership its annual priority distribution. As of March 31, 2001, $121,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Reserve.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)



7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2001, 2000 and 1999 to the net loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2000, 1999 and 1998:

                                                               2001              2000            1999
                                                          -------------    -------------     -------------

Net Loss per financial statements                         $  (2,334,459)   $  (3,006,310)    $  (3,371,589)

Adjustment for equity in losses of Local Limited
   Partnerships for tax purposes in excess of
   equity in losses for financial reporting purposes           (547,215)         (81,680)         (406,140)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes               (1,252,023)      (1,351,591)       (1,048,273)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                  (57,183)        (137,842)           31,950

Provision for valuation of investment in Local
   Limited Partnership not deductible for
   tax purposes                                                  25,000          174,739                 -

Write-off of investment in Local Limited
   Partnership for tax purposes                                 (24,256)               -                 -

Amortization for tax purposes in excess of
   amortization for financial reporting purposes                (12,858)         (13,964)          (13,703)

Related party expenses for financial reporting (tax)
   purposes in excess of related party expenses for
   tax (financial reporting) purposes                             1,731          (60,556)           60,556

Cash distributions included in net loss for financial
   reporting purposes                                           (41,105)         (32,662)          (32,427)
                                                          -------------    -------------     -------------

Net Loss per tax return                                   $  (4,242,368)   $  (4,509,866)    $  (4,779,626)
                                                          =============    ==============    =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                 $  16,317,830    $   9,749,823    $  6,568,007
                                                          =============    =============    =============
Other assets                                              $   3,229,952    $  12,877,410    $ (9,647,458)
                                                          =============    =============    ============ =
Liabilities                                               $     398,597    $     224,225    $    174,372
                                                          =============    =============    =============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)


7.   Federal Income Taxes (continued)
     -------------------------------

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in loss from Local Limited Partnerships for tax reporting purposes is approximately $7,166,000 greater than for financial reporting purposes, including approximately $3,977,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $88,000; (iii) approximately $96,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 2001 are not included in the Partnership's investments in Local Limited Partnerships for tax purposes at December 31, 2000; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2000 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                 $  18,818,290    $  14,081,467    $  4,736,823
                                                          ==============   ==============   ==============
Other assets                                              $   2,884,694    $  12,765,769    $ (9,881,075)
                                                          ==============   ==============   ==============
Liabilities                                               $     295,987    $     201,859    $     94,128
                                                          ==============   ==============   =============

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in loss from Local Limited Partnerships for tax reporting purposes is approximately $5,508,000 greater than for financial reporting purposes, including approximately $2,567,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $85,000; (iii) approximately $60,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 2000 are not included in the Partnership's investments in Local Limited Partnerships for tax reporting purposes at December 31, 1999; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

Boston Financial Qualified Housing Tax Credits L. P. V
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in which Registrant has invested at March 31, 2001


                                          COST OF INTEREST AT ACQUISITION DATE
                                           ----------------------------------

                                                                              NET IMPROVEMENTS
                       NUMBER     TOTAL                                         CAPITALIZED
                         OF      ENCUM-                      BUILDING AND      SUBSEQUENT TO
     DESCRIPTION        UNITS   BRANCES *       LAND         IMPROVEMENTS       ACQUISITION
     -----------        -----   ---------       ----         ------------       -----------

Low and Moderate
Income Apartment Complexes

Strathern Park/Lorne       241 $17,278,198     $4,369,500        $10,513,639       $11,026,062
Park
  Los Angeles, CA
Maidens Choice             101   1,988,644        807,791          2,013,769         3,469,059
  Baltimore, MD
Cedar Lane                  36   1,090,974         40,000          1,375,512            11,854
  London, KY
Silver Creek                24     764,617         20,000            946,812                 0
  Berea, KY
Rosecliff                  168   5,499,061      1,200,000          3,304,950         4,619,117
  Orlando, FL
Brookwood                   81   2,971,874         91,470            344,580         4,595,113
  Ypsilanti Township, MI
Water Oak                   40   1,249,946         98,058          1,467,944             5,638
  Orange City, FL
Yester Oaks                 44   1,279,845         47,105          1,574,145             2,489
  Lafayette, GA
Ocean View                  42   1,360,042        112,620          1,600,421            30,603
  Ferandina Beach, FL
Archer Village              24     704,791         40,000            861,288            38,869
  Archer, FL
Oaks of Dunlop             144   4,396,866        631,959          6,492,444           166,060
  Colonial Heights, VA
Timothy House              112   2,011,764         11,638          6,344,664           485,761
  Towson, MD
Westover Station           108   2,644,818        305,645          4,299,613             6,259
  Newport News, VA
Carib Villas III            24   1,474,511        107,582          1,802,466             5,614
  St. Croix, VI
Carib Villas II             20   1,395,703         57,720          1,787,528             5,614
  St. Croix, VI
Whispering Trace            40   1,339,400        218,000          2,413,145         (433,785)
  Woodstock, GA
New Center                 104   2,893,812         79,652          3,534,776         2,934,509
  Detroit, MI
Huguenot Park               24   1,400,000         83,000          2,088,664                 0
  New Paltz, NY
Hillwood Pointe            100   2,847,051        454,185          5,103,711           182,184
  Jacksonville, FL
Pinewood Pointe            136   3,854,826        555,093          6,809,808           725,847
  Jacksonville, FL
Westgate                    60   1,550,394        215,168          2,152,519            57,391
  Bismark, ND
Woodlake Hills             144   3,733,699        233,690          6,481,250         2,403,715
  Pontiac, MI
Bixel House                 76   1,042,584        190,746          2,294,879            51,935
  Los Angeles, CA
Harmony                     65   2,171,145              0          7,020,696           117,826
  North Hollywood, CA
Schumaker Place             96   2,878,608        531,776          1,627,716         3,649,531
  Salisbury, MD
Circle Terrace             303   6,320,406              0          7,884,733         8,656,242
  Lansdown, MD
                       ------------------------------------------------------------------------

        TOTAL            2,357 $76,143,579    $10,502,398        $92,141,672       $42,813,507
                       ========================================================================



                         GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 2000
                       ---------------------------------------------------         LIFE ON
                                                                                    WHICH
                                                                                 DEPRECIATION
                                   BUILDING AND             ACCUMULATED   DATE   IS COMPUTED   DATE
     DESCRIPTION          LAND    IMPROVEMENTS     TOTAL    DEPRECIATION  BUILT    (YEARS)    ACQUIRED
     -----------          ----    ------------     -----    ------------  -----    -------    --------

Low and Moderate
Income Apartment
Complexes

Strathern Park/Lorne   $5,889,320   $20,019,881 $25,909,201    $7,360,788  1991    various    07/05/90
Park
  Los Angeles, CA
Maidens Choice            807,791     5,482,828   6,290,619     2,042,030  1991    various    08/17/90
  Baltimore, MD
Cedar Lane                 40,000     1,387,366   1,427,366       401,918  1991    various    09/10/90
  London, KY
Silver Creek               20,000       946,812     966,812       280,309  1990    various    08/15/90
  Berea, KY
Rosecliff               1,120,000     8,004,067   9,124,067     3,033,338  1991    various    09/18/90
  Orlando, FL
Brookwood                 522,673     4,508,490   5,031,163     1,411,657  1992    various    10/01/90
  Ypsilanti Township, M
Water Oak                  98,058     1,473,582   1,571,640       518,577  1991    various    01/01/91
  Orange City, FL
Yester Oaks                47,105     1,576,634   1,623,739       568,940  1991    various    01/01/91
  Lafayette, GA
Ocean View                112,620     1,631,024   1,743,644       598,933  1991    various    01/01/91
  Ferandina Beach, FL
Archer Village             40,000       900,157     940,157       332,579  1991    various    01/01/91
  Archer, FL
Oaks of Dunlop            631,958     6,658,505   7,290,463     2,750,251  1991    various    01/01/91
  Colonial Heights, VA
Timothy House              11,638     6,830,425   6,842,063     1,749,821  1992    various    03/05/91
  Towson, MD
Westover Station          305,645     4,305,872   4,611,517     1,232,865  1991    various    03/30/91
  Newport News, VA
Carib Villas III          239,009     1,676,653   1,915,662       679,286  1992    various    03/21/91
  St. Croix, VI
Carib Villas II           197,195     1,653,667   1,850,862       662,290  1991    various    03/01/91
  St. Croix, VI
Whispering Trace          218,000     1,979,360   2,197,360       875,366  1990    various    05/01/91
  Woodstock, GA
New Center                 96,116     6,452,821   6,548,937     2,092,331  1992    various    06/27/91
  Detroit, MI
Huguenot Park              83,000     2,088,664   2,171,664       738,004  1991    various    06/26/91
  New Paltz, NY
Hillwood Pointe           454,185     5,285,895   5,740,080     1,972,556  1991    various    07/19/91
  Jacksonville, FL
Pinewood Pointe           555,093     7,535,655   8,090,748     2,789,421  1991    various    07/31/91
  Jacksonville, FL
Westgate                  248,689     2,176,389   2,425,078       744,020  1991    various    07/25/91
  Bismark, ND
Woodlake Hills            187,588     8,931,067   9,118,655     2,639,761  1992    various    08/01/91
  Pontiac, MI
Bixel House               190,746     2,346,814   2,537,560     1,135,075  1991    various    07/31/91
  Los Angeles, CA
Harmony                         0     7,138,522   7,138,522     2,528,471  1991    various    07/31/91
  North Hollywood, CA
Schumaker Place         1,029,027     4,779,996   5,809,023     1,382,623  1992    various    09/20/91
  Salisbury, MD
Circle Terrace          1,104,269    15,436,706  16,540,975     4,650,182  1993    various    12/06/91
  Lansdown, MD
                       ---------------------------------------------------

        TOTAL          $14,249,725 $131,207,852 $145,457,577  $45,171,392
                       ===================================================




(1) The aggregate cost for Federal Income Tax purposes is approximately $ 126,495,000.


                     * Mortgage notes payable generally represent non-recourse
                       financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 8.00% to 11%. The Partnership has not guaranteed any of these mortgage notes payable.




QH  5
Summary of property owned and accumulated depreciation:

Property Owned December 31, 2000
--------------------------------------------------------------
Balance at beginning of period                   $146,140,489

  Additions during period:

     Other acquisitions                 18,170
     Improvements etc.                 346,490
                                ---------------
                                                      364,660


  Deductions during period:
     Cost of real estate sold      (1,047,572)
     Impairment of Assets                    0
                                ---------------
                                                   (1,047,572)
                                               ---------------
Balance at close of period                       $145,457,577
                                               ===============


 Accumulated Depreciation December 31, 2000
 --------------------------------------------------
 Balance at beginning of period                    40,962,534

   Additions/Deductions during  period:

      Depreciation                                  4,531,017
      Disposals                                      (322,159)
                                                  -----------
 Balance at close of  period                      $45,171,392
                                                  ===========




Property Owned December 31, 1999
--------------------------------------------------------------
Balance at beginning of period                   $145,851,429

  Additions during period:

     Other acquisitions                 46,195
     Improvements etc.                 242,865
                                ---------------
                                                      289,060
  Deductions during period:
     Cost of real estate sold                0
     Impairment of Assets                    0
                                ---------------
                                                            0
                                              ---------------
Balance at close of period                       $146,140,489
                                              ===============


 Accumulated Depreciation December 31, 1999
 --------------------------------------------------
 Balance at beginning of  period                   36,683,600

   Additions during period:
      Depreciation                                  4,278,934
                                                  -----------
 Balance at close of  period                      $40,962,534
                                                  ===========







Property Owned December 31, 1998
--------------------------------------------------------------
Balance at beginning of period                   $145,480,348

  Additions during period:

     Other acquisitions                 95,346
     Improvements etc.                 275,735
                               ---------------
                                                      371,081
  Deductions during period:
     Cost of real estate sold                0
     Impairment of Assets                    0
                                ---------------
                                                            0
                                               ---------------
Balance at close of period                       $145,851,429
                                               ===============



Accumulated Depreciation December 31, 1998
--------------------------------------------------
Balance at beginning of period                   31,678,791

  Additions during period:
     Depreciation                                 5,004,809
                                                -----------
Balance at close of period                      $36,683,600
                                                ===========

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS V
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 2001
            Reports of Independent Auditors

Woodlake Hills

[Letterhead]

[LOGO]
JOHN J. LEHOTAN, C.P.A.
4385 W. Main Street
Brown City,  MI  48416

To The Partners of Woodlake Hills
Limited Partnership
Dearborn, Michigan 48124

Independent Auditor's Report

I have audited the accompanying balance sheet of Woodlake Hills Limited Partnership, a Michigan limited partnership as of December 31, 2000 and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Woodlake Hills Limited Partnership as of December 31, 2000 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/John J. Lehotan
Certified Public Accountant
February 10, 2001

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

Independent Auditors' Report

The Partners
Strathern Park
Los Angeles, California

We have audited the accompanying balance sheet of Strathern Park (a California limited partnership), as of December 31, 2000 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strathern Park as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on Schedules I and II is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Nanas, Stern, Biers, Neinstein and Co., LLP
NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP
January 30, 2001

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

Maiden Choice Limited Partnership
[Letterhead]
[LOGO]

Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Maiden Choice Limited Partnership

We have audited the accompanying balance sheet of Maiden Choice Limited Partnership as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Choice Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 11, 2001, on our consideration of Maiden Choice Limited Partnership's internal control and on its compliance with specific requirements applicable to DHCD-assisted programs, and laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Reznick Fedder & Silverman
Baltimore, Maryland           Federal Employer Identification Number:
                                                          52-1088612
Audit Principal: William T. Riley, Jr.
January 11, 2001

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

Cedar Lane I, Ltd.
[Letterhead]
[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners                                         Rural Development
Cedar Lane I, Ltd.                                  London, Kentucky


We have audited the accompanying balance sheets of Cedar Lane I, Ltd., (a limited partnership) Case No. 20-063-621358072, as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Lane I, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 2, 2001 on our consideration of Cedar Lane I, Lts.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Miller, Mayerm Sullivan & Stevens, LLP
Lexington, Kentucky
February 2, 2001

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


/s/Miller, Mayerm Sullivan & Stevens, LLP
Lexington, Kentucky
February 11, 1999

Silver Creek II, Ltd.
[Letterhead]
[LOGO]
Miller, Mayer, Sullivan & Stevens LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Silver Creek II, Ltd.


We have audited the accompanying balance sheets of Silver Creek II, Ltd., (a limited partnership), as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Creek II, Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/Miller, Mayerm Sullivan & Stevens, LLP
Lexington, Kentucky
January 29, 2001

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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Tomkins/Rosecliff, Ltd.:

We have audited the accompanying balance sheet of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomkins/Rosecliff, Ltd. (a Florida Limited Partnership) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP
January 19, 2000

Tomkins/Rosecliff,Ltd.:


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

Brookwood L.D.H.A
[Letterhead]
[LOGO]
Follmer Rudzewicz  PLC

INDEPENDENT AUDITORS' REPORT

To the Partners of:
Brookwood L.D.H.A. Limited Partnership
28388 Franklin Road
Southfield, Michigan 48034

We have audited the accompanying balance sheet of Brookwood L.D.H.A. Limited Partnership (a Michigan limited partnership), MSHDA Development No. 832 as of December 31, 2000 and the related statement of profit and loss, changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brookwood L.D.H.A. Limited Partnership, MSHDA No. 832 as of December 31, 2000, and the results of its operations, the changes in its cumulative income and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Brookwood L.D.H.A. Limited Partnership, MSHDA No. 832 on pages 13 to 17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2001 on our consideration of the partnership's internal control structure and on its compliance with laws and regulations.

/s/Follmer Rudzewicz PLC
Follmer Rudzewicz PLC
Certified Public Accountants
Southfield, Michigan
EIN: 38-3460430

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

/s/Otis, Atwell & Timberlake, P.A.
Certified Public Accountants

January 19, 2000
Portland, Maine

Virginia Housing Development Authority

[Letterhead]

[LOGO]
Wall Einhorn & Chernitzer., P.C.
Certified Public Accountants
First Virginia Bank Tower
555 Main Street
Suite 1500
Norfolk, Virginia 23510
Alvin A. Wall, CPA                           Telephone (757)625-4700
Martin A. Einhorn, CPA, CVA          Telephone (757)625-0527
Jeffrey S. Chernitzer, CPA

          INDEPENDENT AUDITORS' REPORT

To the Partners           Virginia Housing Development Authority
The Oaks of Dunlop Farms, L. P.                  601 South Belvidere Street
(A Limited Partnership)                                 Richmond, Virginia 23220
Norfolk, Virginia


We have audited the accompanying balance sheets of The Oaks of Dunlop Farms, L.P. (A Limited Partnership), VHDA Project Number 90-0300-C, as of December 31, 2000 and 1999, and the related statements of operations , partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VHDA Project Number 90-0300-C as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
January 22, 2001

Virginia Housing Development Authority
[Letterhead]
[LOGO]
Wall Einhorn & Chernitzer., P.C.
Certified Public Accountants
First Virginia Bank Tower
555 Main Street
Suite 1500
Norfolk, Virginia 23510
Alvin A. Wall, CPA                           Telephone (757)625-4700
Martin A. Einhorn, CPA, CVA          Telephone (757)625-0527
Jeffrey S. Chernitzer, CPA


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

/s/Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
January 26, 2000

Timothy House Limited Partnership
[Letterhead]
[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Timothy House Limited Partnership

We have audited the accompanying balance sheet of Timothy House Limited Partnership as of December 31, 2000 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timothy House Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 9, 2001, on our consideration of Timothy House Limited Partnership's internal control structure and on its compliance with requirements applicable to DHCD-assisted programs, and laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Reznick Fedder & Silverman
Baltimore, Maryland                Federal Employer
January 9, 2001                      Identification Number:
                                                  52-1088612
Lead Auditor:  William T. Riley, Jr.

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

We have audited the accompanying balance sheets of Westover Station Associates, L.P., VHDA Project Number 90-0303-C, as of December 31, 2000 and 1999 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westover Station Associates, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Wilfore & Wynn
Wilfore & Wynn
Virginia Beach, Virginia
February 6, 2001

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

Independent Auditors' Report
February 5, 2001

Partners
Christiansted Limited Dividend Housing
     Association Limited Partnership


We have audited the accompanying balance sheet of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christiansted Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditors' Report
February 5, 2001

Partners
St. Croix II. Limited Partnership

We have audited the accompanying balance sheet of St. Croix II, Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix II, Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Kirshner Huton Perlin, P.C.

Kensington Place Townhomes,
Letterhead]
[LOGO]
KPMG LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Kensington Place Townhomes,
A Limited Partnership:

We have audited the accompanying balance sheets of Kensington Place Townhomes, A Limited Partnership as of December 31, 2000 and 1999, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kensington Place Townhomes, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
February 23, 2001

Kensington Place Townhomes,
Letterhead]
[LOGO] KPMG Peat Marwick LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Kensington Place Townhomes,
A Limited Partnership:

We have audited the accompanying balance sheets of Kensington Place Townhomes, A Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kensington Place Townhomes, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 25, 2000

Cobblestone Place Townhomes,
[Letterhead]
[LOGO]
KPMG LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Cobblestone Place Townhomes,
A Limited Partnership:


We have audited the accompanying balance sheets of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 2000 and 1999, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
February 23, 2000

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobblestone Place Townhomes, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

/s/ KPMG Peat Marwick LLP
February 23, 2000

Whispering Trace Apartments
[Letterhead]
[LOGO]
KPMG LLP 303 Peachtree Street, N.E.
Suite 2000
Atlanta, GA  30308

           Independent Auditors' Report

The Partners
Whispering Trace Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Whispering Trace Apartments, A Limited Partnership as of December 31, 2000 and 1999, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whispering Trace Apartments, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
February 23, 2001

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

/s/ KPMG Peat Marwick LLP
February 17, 2000

Huguenot Park Associates, L.P.
[letterhead]
[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS REPORT

To the Partners
Huguenot Park Associates, L.P.

We have audited the accompanying balance sheet of Huguenot Park Associates, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huguenot Park Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
Bethesda, Maryland
February 17, 2001

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

/s/Reznick Fedder & Silverman
Bethesda, Maryland
February 7, 2000

Westgate Apartments Limited Partnesrhip
[Letterhead]
[LOGO]
EideBailly LLP
Consultants, Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
Westgate Apartments Limited Partnesrhip
St. Paul, Minnesota

We have audited the accompanying balance sheets of Westgate Apartments Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Apartments Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/EideBailly LLP
Fargo, North Dakota
January 22, 2001

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

     Independent Auditor's Report

To The Partners of
Bixel House
Los Angeles, California

      I have audited the accompanying balance sheet of Bixel House as of December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bixel House at December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
San Pedro, California
January 10, 2001

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

     Independent Auditor's Report

To The Partners of
Harmony Apartments
Los Angeles, California

      I have audited the accompanying balance sheet of Harmony Apartments as of December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Apartments at December 31, 2000, and the results of its operations and cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

/s/Suarez Accountancy Corporation
San Pedro, California
January 29, 2001

Harmony Apartments
[Letterhead]
              SUAREZ ACCOUNTANCY CORPORATION
              150 W. Seventh Street Suite 100
              San Pedro, CA 90731                     Richard Suarez, Jr. CPA
              Telephone (310) 832-7887
                 Fax (310) 832-6563

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

INDEPENDENT AUDITORS' REPORT

To the Partners
Schumaker Place Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Schumaker Place Associates, L.P., as of December 31, 2000 and December 31, 1999, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schumaker Place Associates, L.P., as of December 31, 2000 and December 31, 1999, and the results of its operations, changes in partners' capital (capital deficiency) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Halbert Katz & Co., P.C.
January 31, 2001

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

/s/Halbert Katz & Co., P.C.
January 31, 2000

Circle Terrace Associates
[Letterhead]
[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Circle Terrace Associates
Limited Partnership

We have audited the accompanying balance sheet of Circle Terrace Associates Limited Partnership as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Terrace Associates Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated February 20, 2001 on our consideration of Circle Terrace Associates Limited Partnership's internal control and on its compliance with specific requirements applicable to Major HUD and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Reznick Fedder & Silverman
Bethesda, Maryland                Federal Employer
February 20, 2001                         Identification Number:
                                                     52-1088612
Lead Auditor: Robert J. Denmark

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

/s/Reznick Fedder & Silverman
Bethesda, Maryland                Federal Employer
January 20, 1999                         Identification Number:
                                                     52-1088612
Audit Principal:  Lester Kanis

Water Oak
[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, LLP

INDEPENDENT AUDITORS REPORT

To the Partners
Water Oak Apartments, L.P.

We have audited the accompanying balance sheets of WATER OAK APARTMENTS, L.P., RHS Project No. 09-64-581801555 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2001 on our consideration of WATER OAK APARTMENTS, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WATER OAK APARTMENTS, L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 20, 2001

Water Oaks
[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, LLP

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

/s/Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 21, 2000

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

 /s/Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 1999

Archer Village
[Letterhead]
[LOGO]
Habif, Arogeti &Wynne, LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Archer Village, Ltd.

We have audited the accompanying balance sheets of ARCHER  VILLAGE,  LTD.,
 (RHS Project No.: 09-001-267869575), as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARCHER VILLAGE, LTD. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2001, on our consideration of ARCHER VILLAGE, LTD. internal control and on its compliance with laws and regulations applicable to the financial statements.

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

/s/Habif Arogeti &Wynne, LLP
Atlanta, Georgia
January 20, 2001

Archer Village
[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, LLP

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

/s/Habif Arogeti & Wynne, LLP
Atlanta, Georgia
January 21, 2000

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

Ocean View Apartments
[Letterhead]
[LOGO]
Habif Arogeti & Wynne, LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Ocean View Apartments, L.P.

We have audited the accompanying balance sheets of OCEAN VIEW APARTMENTS, L.P., (RHS Project No.: 09-45-581801553), as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2001 on our consideration of OCEAN VIEW APARTMENTS, L.P's internal control structure and on its compliance with laws and regulations applicable to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCEAN VIEW APARTMENTS, L.P., as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Habif Arogeti & Wynne, LLP
Atlanta, Georgia
January 20, 2001

Ocean View Apartments
[Letterhead]
[LOGO]
Habif Arogeti & Wynne, LLP

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

/s/Habif Arogeti & Wynne, LLP
Atlanta, Georgia
January 21, 2000

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

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 9, 1999

Yester Oaks
[Letterhead]
[LOGO]
Habif Arogeti & Wynne, LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Yester Oaks, L.P.

We have audited the accompanying balance sheets of YESTER OAKS, L.P. (RHS Project No.: 11-046-581814319), as of December 31, 2000 and 1999, and the
related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YESTER OAKS, L.P. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2001 on our consideration of YESTER OAKS, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

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

/s/Habif Arogeti & Wynne, LLP
Atlanta, Georgia
January 20, 2001

Yester Oaks
[Letterhead]
[LOGO]
Habif Arogeti & Wynne, LLP

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

/s/Habif Aroget & Wynne, LLP
Atlanta, Georgia
January 28, 2000

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

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 1999

HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP [letterhead] Haran & Associates Ltd.

INDEPENDENT AUDITOR'S REPORT

To the Partners
HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP
Detroit, Michigan

We have audited the accompanying balance sheet of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 2000, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of HISTORIC NEW CENTER APARTMENTS LIMITED PARTNERSHIP as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Haran & Associates Ltd.
Certified Public Accountants
Wilmette, Illinois
Illnois Certificate No. 060-3097692
January 12, 2001

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