Form 10QSB
period 2001-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2001-08-14
CIK 852953

August 14, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended June 30, 2001
       File Number 0-19706


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith one copy of subject report.

Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller






QH5-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001
                               -----------------------------------------------
                                        OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------------
    Commission file number 0-19706
                           -----------
             Boston  Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Massachusetts                                   04-3054464
------------------------------------           --------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


 101 Arch Street, Boston, MA                                02110-1106
----------------------------------------          -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                      Page No.
------------------------------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2001                      1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2001 and 2000                        2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              2001                                                       3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2001 and 2000                        4

          Notes to the Financial Statements (Unaudited)                  5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7

PART II - OTHER INFORMATION

Items 1-6                                                                9

SIGNATURE                                                               10

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                        $     407,873
Marketable securities, at fair value                                                                 2,448,988
Investments in Local Limited Partnerships, net (Note 1)                                             15,859,570
Restricted cash                                                                                        118,997
Other assets                                                                                            36,986
                                                                                                 -------------
   Total Assets                                                                                  $  18,872,414
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $      65,924
Accrued expenses                                                                                        46,470
Deferred revenue                                                                                       118,997
                                                                                                 -------------
   Total Liabilities                                                                                   231,391
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              18,603,181
Net unrealized gains on marketable securities                                                           37,842
                                                                                                 -------------
   Total Partners' Equity                                                                           18,641,023
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  18,872,414
                                                                                                 =============

                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                                                     2001               2000
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      42,002      $      42,487
   Other                                                                               22,800            116,129
                                                                                -------------      -------------
     Total Revenue                                                                     64,802            158,616
                                                                                -------------      -------------

Expenses:
   General and administrative (includes
       reimbursements to an affiliate in the
       amounts of $66,675 and $38,914, respectively)                                   97,651             67,259
   Asset management fees, affiliate                                                    64,572             62,841
   Amortization                                                                         5,899              5,899
                                                                                -------------      -------------
     Total Expenses                                                                   168,122            135,999
                                                                                -------------      -------------

Income (loss) before equity in losses of
   Local Limited Partnerships                                                        (103,320)            22,617

Equity in losses of Local Limited
   Partnerships (Note 1)                                                             (402,182)          (449,932)
                                                                                -------------      -------------

Net Loss                                                                        $    (505,502)     $    (427,315)
                                                                                =============      =============
Net Loss allocated:
   General Partners                                                             $      (5,055)     $      (4,273)
   Limited Partners                                                                  (500,447)          (423,042)
                                                                                -------------      -------------
                                                                                $    (505,502)     $    (427,315)
                                                                                =============      =============
Net Loss per Limited Partnership Unit
   (68,929 Units)                                                               $       (7.26)     $       (6.14)
                                                                                =============      ==============

                 The accompanying notes are an integral part of
                           these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)




                                                       Initial       Investor           Net
                                      General          Limited        Limited       Unrealized
                                     Partners          Partner        Partners         Gains            Total
                                    -----------      -------------   -----------     ----------       ---------

Balance at March 31, 2001           $  (401,020)     $   5,000    $   19,504,703    $    40,502    $  19,149,185
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                       -              -                 -        (2,660)           (2,660)
   Net Loss                              (5,055)             -          (500,447)             -         (505,502)
                                    -----------      ---------    --------------    -----------     -------------
Comprehensive Loss                       (5,055)             -          (500,447)       (2,660)         (508,162)
                                    -----------      ---------    --------------     ----------     -------------

Balance at June 30, 2001            $  (406,075)     $   5,000    $   19,004,256    $    37,842    $  18,641,023
                                    ===========      =========    ==============    ===========    =============


                 The accompanying notes are an integral part of
                           these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                  2001                  2000
                                                                             -------------         -----------

Net cash used for operating activities                                       $    (245,802)        $   (18,004)

Net cash provided by (used for) investing activities                                80,076            (235,121)
                                                                             -------------         -----------

Net decrease in cash and cash equivalents                                         (165,726)           (253,125)
Cash and cash equivalents, beginning                                               573,599             392,154
                                                                             -------------         -----------

Cash and cash equivalents, ending                                            $     407,873         $   139,029
                                                                             =============         ===========



                 The accompanying notes are an integral part of
                           these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships of which the Partnership has a limitied partnership interest on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of March 31, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in twenty-six Local Limited Partnerships. Each of these Local Limited Partnerships owns and operates multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  55,637,228

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $4,279,137)                                                            (37,642,558)

Cumulative cash distributions received from Local Limited Partnerships                            (2,056,218)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       15,938,452

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,006,357

    Accumulated amortization of acquisition fees and expenses                                       (255,512)
                                                                                               -------------

Investments in Local Limited Partnerships prior to reserve for valuation                          16,689,297

Reserve for valuation of investments in Local Limited Partnerships                                  (829,727)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  15,859,570
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2001 is $704,548. For the three months ended June 30, 2001, the Partnership has not recognized $302,366 of equity in losses relating to several Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of $407,873, compared with $573,599 at March 31, 2001. The decrease is attributable to cash used for operating activities, partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

Approximately $2,252,000 has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has advanced approximately $328,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the three months ended June 30, 2001.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2001 resulted in a net loss of $505,502, as compared to a net loss of $427,315 for the same period in 2000. The increase in net loss is primarily attributable to a decrease in other revenue and an increase in general and administrative expenses. These effects were partially offset by a decrease in equity in losses of Local Limited Partnerships. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in revenue and a decrease in interest expense. These effects were partially offset by an increase in operating expenses.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in 26 Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. However, some Properties have persistent operating difficulties that could result in their foreclosure or in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focuses only on such Properties.

Operations at Historic New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile. A new site management company began operating the Property on January 1, 2001 but subsequently resigned as they believed they were not suited to manage the Property. An affiliate of the Local General Partner began managing the Property in May 2001 and is working to increase curb appeal and implement new marketing programs to increase qualified tenant traffic. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability.

As previously reported regarding Westgate, located in Bismarck, North Dakota, in order to protect the remaining tax credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interests in the Property, the date when the Managing General Partner has the right to transfer the remaining interest will not occur until September 1, 2001. The Partnership will retain its full share of the Property's tax credits, which expire in 2001, until such time as the remaining interest is put to the new Local General Partner. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Carib Villas II and Carib Villas III, located in St. Croix, Virgin Islands, have been unable to maintain occupancy. The Properties have both family and elderly units, and while the family units have a waiting list, the elderly units have proven difficult to lease. Also, due to the Properties' proximity to the ocean, weather conditions erode their physical condition quickly, and therefore, maintenance issues are a concern. The Managing General Partner will continue to closely monitor the Properties' operations.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exits, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)      Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2001               BOSTON FINANCIAL QUALIFIED HOUSING
                                      TAX CREDITS L.P. V

                              By:     Arch Street VIII, Inc.,
                                      its Managing General Partner




                                      /s/Jenny Netzer
                                      ------------------------------------
                                      Jenny Netzer
                                      Principal, Head of Housing and
                                      Community Investment