Form 10QSB
period 2001-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2001-11-13
CIK 852953

November 14, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-QSB for the Quarter Ended September 30, 2001 File Number 0-19706


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

For the quarterly period ended     September 30, 2001
                              -------------------------------------------------

                                           OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                               ---------------    -----------------------------

                         Commission file number 0-19706
                                               -------------
           Boston  Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


    Massachusetts                                        04-3054464
------------------------------------------          ---------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, MA                          02110-1106
------------------------------------------          ---------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        -------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2001                                   1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2001 and 2000                                     2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30, 2001                    3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2001 and 2000                                     4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          6

PART II - OTHER INFORMATION

Items 1-6                                                                                  9

SIGNATURE                                                                                 10


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                        $     685,172
Marketable securities, at fair value                                                                 2,244,854
Investments in Local Limited Partnerships, net (Note 1)                                             15,362,709
Restricted cash                                                                                        120,189
Other assets                                                                                            33,165
                                                                                                 -------------
   Total Assets                                                                                  $  18,446,089
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $     176,562
Accrued expenses                                                                                        44,483
Deferred revenue                                                                                       120,189
                                                                                                 -------------
   Total Liabilities                                                                                   341,234
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              18,044,351
Net unrealized gains on marketable securities                                                           60,504
                                                                                                 -------------
   Total Partners' Equity                                                                           18,104,855
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  18,446,089
                                                                                                 =============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                             Three Months Ended                          Six Months Ended
                                      September 30,         September 30,         September 30,      September 30,
                                          2001                  2000                  2001               2000
                                      -------------         -------------         -------------    ---------------

Revenue:
  Investment                          $      38,375         $      44,250         $      80,377    $      86,737
  Other                                      30,073                32,309                52,873          148,438
                                      -------------         -------------         -------------    -------------
       Total Revenue                         68,448                76,559               133,250          235,175
                                      -------------         -------------         -------------    -------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $112,741 and $77,828 in 2001
     and 2000, respectively)                 72,233                59,917               169,884          127,176
   Asset management fees, affiliate          64,572                62,841               129,144          125,682
   Amortization                               5,899                 5,899                11,798           11,798
                                      -------------         -------------         -------------    -------------
       Total Expenses                       142,704               128,657               310,826          264,656
                                      -------------         -------------         -------------    -------------

Loss before equity in losses of
  Local Limited Partnerships                (74,256)              (52,098)             (177,576)        (29,481)

Equity in losses of Local
   Limited Partnerships (Note 1)           (484,574)             (416,592)             (886,756)        (866,524)
                                      -------------         -------------         -------------    -------------

Net Loss                              $    (558,830)        $    (468,690)        $  (1,064,332)   $    (896,005)
                                      =============         =============         =============    =============

Net Loss allocated:
   General Partners                   $      (5,588)        $      (4,687)        $     (10,643)   $      (8,960)
   Limited Partners                        (553,242)             (464,003)           (1,053,689)        (887,045)
                                      -------------         -------------         -------------    -------------
                                      $    (558,830)        $    (468,690)        $  (1,064,332)   $    (896,005)
                                      =============         =============         =============    =============
Net Loss per Limited Partnership
Unit (68,929 Units)                   $       (8.03)        $       (6.73)        $      (15.29)   $       (12.87)
                                      =============         =============         =============    ==============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2001
                                   (Unaudited)




                                                       Initial       Investor           Net
                                      General          Limited        Limited       Unrealized
                                     Partners          Partner       Partners         Gains            Total
                                    -----------      -------------   -----------     ----------       ---------

Balance at March 31, 2001           $  (401,020)     $   5,000    $   19,504,703    $    40,502    $  19,149,185
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable securities
     available for sale                       -              -                 -         20,002           20,002
   Net Loss                             (10,643)             -        (1,053,689)             -       (1,064,332)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Income (Loss)             (10,643)             -        (1,053,689)        20,002       (1,044,330)
                                    -----------      ---------    --------------    -----------    -------------

Balance at September 30, 2001       $  (411,663)     $   5,000    $   18,451,014    $    60,504    $  18,104,855
                                    ===========      =========    ==============    ===========    =============



                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                 2001                  2000
                                                                             ------------          -----------

Net cash provided by (used for) operating activities                         $   (207,700)         $    19,180

Net cash provided by investing activities                                         319,273                5,481
                                                                             ------------          -----------

Net increase in cash and cash equivalents                                         111,573               24,661

Cash and cash equivalents, beginning                                              573,599              392,154
                                                                             ------------          -----------

Cash and cash equivalents, ending                                            $    685,172          $   416,815
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2001 and 2000.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  55,637,228

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $4,553,478)                                                            (38,121,369)

Cumulative cash distributions received from Local Limited Partnerships                            (2,068,369)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       15,447,490

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,006,357

    Accumulated amortization of acquisition fees and expenses                                       (261,411)
                                                                                               -------------

Investments in Local Limited Partnerships prior to reserve for valuation                          16,192,436

Reserve for valuation of investments in Local Limited Partnerships                                  (829,727)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  15,362,709
                                                                                               =============

The Partnership has provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of the investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2001 is $1,457,700. For the six months ended September 30, 2001, the Partnership has not recognized $570,944 of equity in losses relating to several Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of $685,172, compared with $573,599 at March 31, 2001. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by purchases of marketable securities and cash used for operating activities.

Approximately $2,252,000 has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has advanced approximately $328,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2001.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2001 resulted in a net loss of $558,830, as compared to a net loss of $468,690 for the same period in 2000. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and an increase in general and administrative expenses. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2001 resulted in a net loss of $1,064,332, as compared to a net loss of $896,005 for the same period in 2000. The increase in net loss is primarily attributable to a decrease in other revenue and an increase in general and administrative expenses. The decrease in other revenue is due to a refund of legal costs in 2000 related to one Local Limited Partnership and the timing of distributions from Local Limited Partnerships. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in 26 Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Operations at Historic New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. A new site management company began operating the Property on January 1, 2001 but subsequently resigned, as they believed they were not suited to manage the Property. An affiliate of the Local General Partner began managing the Property in May 2001 and is working to increase curb appeal and implement new marketing programs to increase qualified tenant traffic. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability.

As previously reported regarding Westgate, located in Bismarck, North Dakota, in order to protect the remaining tax credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date when the Managing General Partner had the right to transfer the remaining interest did not occur until September 1, 2001. The Partnership will retain its full share of the Property's tax credits, which expire in 2001, until such time as the remaining interest is put to the new Local General Partner. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Carib Villas II and Carib Villas III, located in St. Croix, Virgin Islands, have been unable to maintain occupancy. The Properties have both family and elderly units, and while the family units have a waiting list, the elderly units have proven difficult to lease. Also, due to the Properties' proximity to the ocean, weather conditions erode their physical condition quickly, and therefore, maintenance issues are a concern. In April 2000, a replacement site

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

management company was brought in to manage the Properties' operations. This replacement site management company recently stated its desire to purchase the General and Limited Partner interests in the Properties. Currently, the Managing General Partner is negotiating a plan that will ultimately transfer the Partnership's interests in the Properties. The plan includes provisions to minimize the risk of recapture.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2001                    BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. V

                                     By:     Arch Street V, Inc.,
                                             its Managing General Partner




                                             /s/Jenny Netzer
                                             ----------------------------------
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment