Form 10QSB
period 2001-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2002-02-13
CIK 852953

February 14, 2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


RE:   Boston Financial Qualified Housing Tax Credits L.P. V
      Report on Form 10-QSB for the Quarter Ended December 31, 2001 File Number 0-19706


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith one copy of the subject report.

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

For the quarterly period ended           December 31, 2001
                               ------------------------------------------------

                                                OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------------------------------------

                         Commission file number 0-19706
                                               ----------

              Boston Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Massachusetts                                       04-3054464
------------------------------------------     --------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)


  101 Arch Street, Boston, MA                         02110-1106
------------------------------------------      -------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2001                                    1

          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2001 and 2000                                      2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31, 2001                    3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2001 and 2000                                      4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          6

PART II - OTHER INFORMATION

Items 1-6                                                                                  9

SIGNATURE                                                                                 10


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $     754,303
Marketable securities, at fair value                                                                 2,220,626
Investments in Local Limited Partnerships, net (Note 1)                                             14,595,148
Restricted cash                                                                                        121,091
Other assets                                                                                            38,771
                                                                                                 -------------
   Total Assets                                                                                  $  17,729,939
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $      92,937
Accrued expenses                                                                                        55,215
Deferred revenue                                                                                       121,091
                                                                                                 -------------
   Total Liabilities                                                                                   269,243
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              17,413,456
Net unrealized gains on marketable securities                                                           47,240
                                                                                                 -------------
   Total Partners' Equity                                                                           17,460,696
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  17,729,939
                                                                                                 =============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                  Three Months Ended                     Nine Months Ended
                                             December 31,      December 31,       December 31,       December 31,
                                                 2001              2000               2001               2000
                                            --------------    -------------       -------------    ---------------

Revenue:
   Investment                               $       36,658    $      45,420       $     117,035    $       132,157
   Other                                               700            6,072              53,573            154,510
                                            --------------    -------------       -------------    ---------------
     Total Revenue                                  37,358           51,492             170,608            286,667
                                            --------------    -------------       -------------    ---------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $150,814 and $179,434
     in 2001 and 2000, respectively)                75,536          130,856             245,420            258,032
   Asset management fees, affiliate                 64,572           62,834             193,716            188,516
   Amortization                                      5,899            5,899              17,697             17,697
                                            --------------    -------------       -------------    ---------------
     Total Expenses                                146,007          199,589             456,833            464,245
                                            --------------    -------------       -------------    ---------------

Loss before equity in losses
   of Local Limited Partnerships                  (108,649)        (148,097)           (286,225)          (177,578)

Equity in losses of Local
   Limited Partnerships (Note 1)                  (522,246)        (635,044)         (1,409,002)        (1,501,568)
                                            --------------    -------------       -------------    ---------------

Net Loss                                    $     (630,895)   $    (783,141)      $  (1,695,227)   $    (1,679,146)
                                            ==============    =============       =============    ===============

Net Loss allocated:
   To General Partners                      $       (6,309)   $      (7,831)      $     (16,952)   $       (16,791)
   To Limited Partners                            (624,586)        (775,310)         (1,678,275)        (1,662,355)
                                            --------------    -------------       -------------    ---------------
                                            $     (630,895)   $    (783,141)      $  (1,695,227)   $    (1,679,146)
                                            ==============    =============       =============    ===============
Net Loss per Limited Partnership
Unit (68,929 Units)                         $       (9.06)    $     (11.25)       $     (24.35)    $        (24.12)
                                            =============     ============        ============     ===============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                       Initial       Investor           Net
                                      General          Limited        Limited       Unrealized
                                     Partners          Partner       Partners         Gains            Total
                                    -----------      ---------      ------------     ----------       ---------

Balance at March 31, 2001           $  (401,020)     $   5,000    $   19,504,703    $    40,502    $  19,149,185
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -          6,738            6,738
   Net Loss                             (16,952)             -        (1,678,275)             -       (1,695,227)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Income (Loss)             (16,952)             -        (1,678,275)         6,738       (1,688,489)
                                    -----------      ---------    --------------    -----------    -------------

Balance at December 31, 2001        $  (417,972)     $   5,000    $   17,826,428    $    47,240    $  17,460,696
                                    ===========      =========    ==============    ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                 2001                  2000
                                                                             ------------          -----------

Net cash used for operating activities                                       $   (389,575)         $  (289,939)

Net cash provided by investing activities                                         570,279               33,533
                                                                             ------------          -----------

Net increase (decrease) in cash and cash equivalents                              180,704             (256,406)

Cash and cash equivalents, beginning                                              573,599              392,154
                                                                             ------------          -----------

Cash and cash equivalents, ending                                            $    754,303          $   135,748
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships, in which the Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2001 and 2000.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  55,637,228

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $4,939,572)                                                            (38,643,615)

Cumulative cash distributions received from Local Limited Partnerships                            (2,307,785)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       14,685,828

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,006,357

    Accumulated amortization of acquisition fees and expenses                                       (267,310)
                                                                                               -------------

Investments in Local Limited Partnerships prior to reserve for valuation                          15,424,875

Reserve for valuation of investments in Local Limited Partnerships                                  (829,727)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  14,595,148
                                                                                               =============


The Partnership has provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of the investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2001 is $2,366,040. For the nine months ended December 31, 2001, the Partnership has not recognized $957,038 of equity in losses relating to several Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of $754,303, compared with $573,599 at March 31, 2001. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by purchases of marketable securities and cash used for operating activities.

Approximately $2,239,000 has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has advanced approximately $328,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2001.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2001 resulted in a net loss of $630,895, as compared to a net loss of $783,141 for the same period in 2000. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships and general and administrative expenses. The decrease in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership which occurred in the three months ended December 31, 2000.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2001 resulted in a net loss of $1,695,227, as compared to a net loss of $1,679,146 for the same period in 2000. The increase in net loss is primarily attributable to a decrease in other revenue, partially offset by a decrease in equity in losses of Local Limited Partnerships. The decrease in other revenue is due to a refund of legal costs in 2000 related to one Local Limited Partnership and the timing of distributions from Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is attributable to an increase in unrecognized losses for properties with carrying values of zero.

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

Operations at Historic New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. A new site management company began operating the Property on January 1, 2001 but subsequently resigned, as they believed they were not suited to manage the Property. An affiliate of the Local General Partner began managing the Property in May 2001 and has worked to increase curb appeal and implement new marketing programs to increase qualified tenant traffic. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability.

As previously reported regarding Westgate, located in Bismarck, North Dakota, in order to protect the remaining tax credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date when the Managing General Partner had the right to transfer the remaining interest did not occur until September 1, 2001. The Partnership will retain its full share of the Property's tax credits, which expired during 2001, until such time as the remaining interest is put to the new Local General Partner. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Carib Villas II and Carib Villas III, located in St. Croix, Virgin Islands, have been unable to maintain occupancy. The Properties have both family and elderly units, and while the family units have a waiting list, the elderly units have proven difficult to lease. Also, due to the Properties' proximity to the ocean, weather conditions erode their physical condition quickly, and therefore, maintenance issues are a concern. In April 2000, a replacement site management company was brought in to manage the Properties' operations. This replacement site management company recently stated its desire to purchase the General and Limited Partner interests in the Properties. Currently, the Managing General Partner is negotiating a plan that will ultimately transfer the Partnership's interests in the Properties. The plan includes provisions to minimize the risk of recapture.

Although Schumaker Place, located in Salisbury, Maryland, continues to maintain high occupancy, the Property operated at a deficit for the reporting period. The deficit was primarily due to an increase in real estate taxes. Under a 1991 agreement with the City of Salisbury, Maryland, the Property was allowed to defer 90% of its annual real estate taxes in 1991, and the amount of the deferral has decreased by 10% each year thereafter. In 2001, the Property was responsible for 100% of the current year taxes, plus 10% of the deferred amount. We will closely monitor the Property's operations.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2002                    BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. V

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