Form 10KSB
period 2002-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2002-06-28
CIK 852953

June 29, 2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-KSB for the Year Ended March 31, 2002 File Number 0-19706


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

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               March 31, 2002
                          -----------------------------------------------------

                                                         OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  ---------------------------

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
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange on
          Title of each class                             which registered
          -------------------                        -------------------------

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.

                        $60,904,650 as of March 31, 2002

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                     Part of Report on
                                                     Form 10-KSB into
                                                     Which the Document
Documents incorporated by reference                  is Incorporated


Post-effective amendments No. 1 - 5 to the
Form S-11 Registration Statement, File # 33-29935    Part I, Item 1

Acquisition Reports                                  Part I, Item 1

Post-effective amendment No. 6 to the Registration
Statement on Form S-11, File # 33-29935              Part III, Item 11

Prospectus - Sections Entitled:

     "Investment Objectives and Policies -
      Principal Investment Policies"                 Part I, Item 1

     "Estimated Use of Proceeds"                     Part III, Item 12

     "Management Compensation and Fees"              Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                Part III, Item 12

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002


                                TABLE OF CONTENTS


                                                                      Page No.

PART I

     Item 1       Business                                                K-3
     Item 2       Properties                                              K-6
     Item 3       Legal Proceedings                                       K-12
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                        K-12

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                         K-13
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           K-13
     Item 7       Financial Statements and Supplementary Data             K-16
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                  K-16

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                       K-17
     Item 10      Management Remuneration                                 K-18
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                   K-18
     Item 12      Certain Relationships and Related Transactions          K-18
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                     K-20

SIGNATURES                                                                K-21
----------

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

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to the Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in supplements to the Prospectus and collected in the post-effective amendments to the Registration Statement (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


     Limited Partnerships *                                Location                             Acquired
---------------------------------                   -----------------------                   --------------

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

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for a 95% interest in Strathern Park/Lorne Park Apartments and an 88.55% interest in Huguenot Park. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements. In addition, during 1998, there was an amendment to the New Center Local Limited Partnership Agreement which allocated the losses prior to depreciation of the Local Limited Partnership 100% to the Local General Partner, up to their additional capital contribution. All other additional losses are allocated 1% to the Local General Partner and 99% to the Partnership.

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

Each Local Limited  Partnership  has, as its general  partners
("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized
("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership.
As of March 31, 2002, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Timothy House Limited Partnership and Maiden Choice Limited Partnership, representing 10.07%, have Shelter Development Corp. as Local General Partner; (ii) Cobblestone Place Townhomes,
A Limited Partnership, Kensington Place Townhomes, A Limited Partnership and Whispering Trace Apartments, A Limited Partnership, representing 11.92%, have Flournoy Development Co. as Local General Partner; (iii)
Silver Creek II, Ltd. and Cedar Lane I, Ltd., representing 0.87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak
Apartment, L.P., Yester Oaks, L.P., Archer Village, Ltd. and Ocean View Apartments, L.P., representing 2.02%, have Seals & Associates, Inc.
& E. Lamar Seals as Local General Partners; (v) Bixel House, A California Limited Partnership and Harmony Apartments, A California Limited Partnership, representing 7.07%, have Julian Weinstock Construction Co., Inc. as Local General Partner; and (vi) St. Croix II Limited Partnership and Christiansted Limited Dividend Housing Association, representing 1.21%, have Rialto Properties, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

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

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street V Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., ("Lend Lease"), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-six Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park and Huguenot Park, where the Partnership's ownership interests are 95% and 88.55%, respectively.

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


                                                        Capital Contributions
                                                        Total           Paid         Mortgage loans                    Occupancy
Local Limited Partnership              Number        Committed at     through          payable at          Type            At
Property Name                            Of           March 31,      March 31,        December 31,          of          March 31,
Property Location                    Apt. Units          2002           2002              2001           Subsidy*         2002
----------------------------------    ----------- --------------------------------- ----------------  -------------  -------------

Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                           241      $8,418,667        $8,418,667      $17,190,879         None          100%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD                           101       2,513,300         2,513,300        3,967,434         None           95%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                                 36         288,587           288,587        1,081,097         None          100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                                  24         193,278           193,278          762,429         None          100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                               168       3,604,720         3,604,720        5,461,098         None           80%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                              81       2,373,295         2,373,295        2,944,469         None           98%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                            40         293,519           293,519        1,246,649         None          100%






                                                        Capital Contions
                                                         Total           Paid         Mortgage loans                   Occupancy
Local Limited Partnership               Number        Committed at     through          payable at          Type           at
Property Name                             Of           March 31,      March 31,        December 31,          of         March 31,
Property Location                     Apt. Units          2002           2002              2001           Subsidy*        2002
----------------------------------    ----------- --------------------------------- ----------------  -------------  -------------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                              44         319,254           319,254        1,276,275         FmHA           98%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL                       42         334,177           334,177        1,356,436         None          100%

Burbank Limited Partnership I (2)
Wheeler House
Nashua, NH

Archer Village, Ltd.
Archer Village
Archer, FL                                 24         171,380           171,380          702,606         FmHA           79%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA                      144       2,791,280         2,791,280        4,367,803         None           99%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                                112       3,064,250         3,064,250        2,388,773         None           97%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                          108       1,972,947         1,972,947        2,635,055         None           98%






                                                        Capital Contions
                                                         Total           Paid         Mortgage loans                    Occupancy
Local Limited Partnership               Number        Committed at     through          payable at          Type           at
Property Name                             of           March 31,      March 31,        December 31,          of         March 31,
Property Location                     Apt. Units          2002           2002              2001           Subsidy*        2002
----------------------------------    ----------- --------------------------------- ----------------  -------------  -------------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                              24         322,260           322,260        1,470,047         FmHA           96%

St. Croix II Limited Partnership
Carib II
St. Croix, VI                              20         347,680           347,680        1,392,008         FmHA          100%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                              40       1,093,330         1,093,330        1,318,029         None           88%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                               104       3,077,187         3,077,187        2,872,018       Section 8        75%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                              24         982,358           982,358        1,400,000         None           96%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL                          100       2,356,133         2,356,133        2,801,624         None           95%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL                          136       3,153,173         3,153,173        3,793,319         None           94%






                                                        Capital Contions
                                                        Total           Paid         Mortgage loans                    Occupancy
Local Limited Partnership              Number        Committed at     through          payable at          Type           At
Property Name                            of           March 31,      March 31,        December 31,          of         March 31,
Property Location                    Apt. Units          2002           2002              2001           Subsidy*        2002
----------------------------------    ----------- --------------------------------- ----------------  -------------  -------------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                                60         935,893           935,893        1,539,887         None           95%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                               144       4,154,667         4,154,667        3,688,431         None           92%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                            76         710,677           710,677          911,837       Section 8        99%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA                        65       3,203,996         3,203,996        2,957,958         None          100%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                              96       2,910,453         2,910,453        2,858,393         None          100%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                             303       5,811,237         5,811,237        6,023,929       Section 8        99%
                                      -------    ------------      ------------     ------------
                                        2,357    $ 55,397,698      $ 55,397,698     $ 78,408,483
                                      =======    ============      ============     ============


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

Two Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. The first is Strathern Park/Lorne Park, a California Limited Partnership. Strathern Park/Lorne Park, representing 15.20% of the total capital contributions to Local Limited Partnerships, is a 241-unit apartment complex located in Los Angeles, California.

Strathern Park/Lorne Park is financed by a combination of private and public sources, including a first mortgage at 9.41% interest and 30 year term with California Community Reinvestment Corporation, a consortium of private lenders. Secondary financing has a term of 40 years and an interest rate of 7% and is provided by the Community Redevelopment Agency of the City of Los Angeles and U.S. Housing and Urban Development Action Grant, with payments made from the residual receipts of the project. Additional financing has been provided by the Community Redevelopment Agency of the City of Los Angeles over a 40 year term at 5% per annum. Payments on this loan are also to be made from residual receipts of the project.

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

All of the units at Circle Terrace benefit from the Section 8 Loan Management Set Aside Program. A first mortgage is FHA insured and bears interest at 7%, less a monthly subsidy. The mortgage is due in February 2017. The Property is also obligated under a second mortgage with Sun Trust of Richmond, Virginia, Inc. This note is due in December 2011 and has an 8% annual interest rate. Additionally a third mortgage note is held by the Department of Housing and Community Development of the State of Maryland. The note bears interest at 4.5% and is due in July 2023.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding. However, Tompkins/Rosecliff, Ltd. which owns a property in Sanford, Florida, had been involved in certain litigation with an entity formerly affiliated with this Partnership and its previous Local General Partner. A settlement agreement was agreed upon in July 1999 totaling $200,000, of which the Partnership's share was $100,000. In the opinion of the Managing General Partner, this was an appropriate settlement, which it believes will eliminate the risk of foreclosure and recapture posed by this litigation.

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

As of April 4, 2002, there were 3,242 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2002 and 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Accounting Polices

The Partnership's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests.

Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.





Liquidity and capital resources

At March 31, 2002, the Partnership had cash and cash equivalents of $1,123,750, compared with $573,599 at March 31, 2001. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by purchases of marketable securities and net cash used for operations.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2002, approximately $2,236,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $194,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2002, the Partnership has advanced approximately $200,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2002. It is not expected that cash available for distribution, if any, will be significant during the 2002 calendar year. Based on the results of 2001 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2002 versus 2001

The Partnership's results of operations for the year ended March 31, 2002 resulted in a net loss of $2,396,295 as compared to a net loss of $2,334,459 for the same period in 2001. The increase in net loss is primarily attributable to a decrease in other revenue, partially offset by decreases in equity in losses of Local Limited Partnerships and general and administrative expenses. The decrease in other revenue is attributable to the timing of distributions from Local Limited Partnerships, as well as a refund of legal costs in 2001 related to one Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased primarily due to continued unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Low-income housing tax credits

The 2001 and 2000 Tax Credits per Unit were $113.91 and $150.08, respectively. The Tax Credit per Limited Partnership Unit stabilized at approximately $150.00 per Unit in 1993. The credits have begun to decrease significantly as several Properties are reaching the end of the ten year credit period. However, because the Tax Credit compliance periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in twenty-six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Operations at Historic New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. A new site management company began operating the Property on January 1, 2001 but subsequently resigned, as they believed they were not suited to manage the Property. An affiliate of the Local General Partner began managing the Property in May 2001 and has worked to increase curb appeal and implement new marketing programs to increase qualified tenant traffic. Unfortunately, despite these efforts, occupancy remains depressed. Advances from the Local General Partner and the Partnership have enabled the property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability.

As previously reported regarding Westgate, located in Bismarck, North Dakota, in order to protect the remaining tax credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date when the Managing General Partner had the right to transfer the remaining interest did not occur until September 1, 2001. The Partnership will retain its full share of the Property's tax credits, which expired in 2001, until such time as the remaining interest is put to the new Local General Partner. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Carib Villas II and Carib Villas III, located in St. Croix, Virgin Islands, have been unable to maintain stabilized occupancy. The Properties have both family and elderly units, and while the family units have a waiting list, the elderly units have proven difficult to lease. Also, due to the Properties' proximity to the ocean, weather conditions erode their physical condition quickly, and therefore, maintenance issues are a concern. In April 2000, a replacement site management company was brought in to manage the Properties' operations. The replacement site management company stated its desire to purchase the General and Limited Partner interests in the Properties and, effective January 1, 2001, assumed the Local General Partner interest in the properties. Currently, the Managing General Partner is negotiating a plan that will ultimately transfer the Partnership's interests in the Properties. The plan includes provisions to minimize the risk of recapture.

Although Schumaker Place, located in Salisbury, Maryland, continues to maintain high occupancy, the property operated at break-even for the reporting period. The deficit was primarily due to an increase in real estate taxes. Under a 1991 agreement with the City of Salisbury, Maryland, the Property was allowed to defer 90% of its annual real estate taxes in 1991 with the amount of the deferral decreasing by 10% each year thereafter. In 2001, the Property was responsible for 100% of the current year taxes plus 10% of the deferred amount. The Managing General Partner will closely monitor the Property's operations.

A newly constructed property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the new property has had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal allow it to have a competitive advantage over Whispering Trace. As a result, occupancy at Whispering Trace has declined, and the Property has incurred significant capital expenditures in order to maintain competitive in the market place.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2002 and 2001.

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

Certain of the Properties in which the Partnership invests may be located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

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

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 46, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter.
Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 37, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2002, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                                  Amount
 Title of      Name and Address                Beneficially        Percent of
  Class       of Beneficial Owner                 Owned              Class
---------      -------------------            --------------      -----------

Limited         Oldham Institutional
Partner         Tax Credits LLC                  8,024 Units          11.64%
                101 Arch Street
                Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2002. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Item 12.  Certain Relationships and Related Transactions

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2002 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. These costs are fully amortized as of March 31, 2002. Total organization and offering expenses, exclusive of selling commissions, did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2002.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the gross offering proceeds. As of March 31, 2002, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2002 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2002.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.383% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2002 are as follows:

                                                   2002           2001
                                               ----------     -------------

   Asset Management Fees                       $  259,321     $     253,088

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2002 are as follows:

                                                        2002           2001
                                                    ----------     -------------

   Salaries and benefits expense reimbursements     $  194,654     $    271,057

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2002.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the two years ended March 31, 2002 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

 (b)  Reports on Form 8-K:
          No reports on Form 8-K were filed during the year ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                             Date:    June 29, 2002
           ---------------------------------------              ---------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                             Date:    June 29, 2002
           ------------------------------                      --------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                     Date:   June 29, 2002
           -----------------------------                       --------------
           Michael H. Gladstone
           Director

                        Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $13,915,739 at March 31, 2002, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(2,033,839) and $(2,223,252) for the years ended March 31, 2002 and 2001, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 21, 2002
Boston, Massachusetts

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                          Annual Report on Form 10-KSB
                        For The Year Ended March 31, 2002
                                      Index



                                                                        Page No.

Report of Independent Accountants
    For the years ended March 31, 2002 and 2001                            F-2

Financial Statements

    Balance Sheet - March 31, 2002                                         F-3

    Statements of Operations - For the years ended
       March 31, 2002 and 2001                                             F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2002 and 2001                         F-5

    Statements of Cash Flows - For the years ended
       March 31, 2002 and 2001                                             F-6

    Notes to the Financial Statements                                      F-7

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2002



Assets

Cash and cash equivalents                                                                    $   1,123,750
Marketable securities, at fair value (Note 3)                                                    1,860,034
Investments in Local Limited Partnerships, net (Note 4)                                         13,915,739
Restricted cash (Note 6)                                                                           121,700
Other assets                                                                                        25,518
                                                                                             -------------
   Total Assets                                                                              $  17,046,741
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                                                       $     154,146
Accrued expenses                                                                                    33,357
Deferred revenue (Note 6)                                                                          121,700
                                                                                             -------------
   Total Liabilities                                                                               309,203
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                          16,712,388
Net unrealized gains on marketable securities                                                       25,150
   Total Partners' Equity                                                                       16,737,538
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  17,046,741
                                                                                             =============

              The accompanying notes are an integral part of these
                             financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001


                                                                           2002                2001
Revenue:
   Investment                                                          $     151,160      $      173,776
   Other                                                                      82,431             397,372
                                                                       -------------      --------------
     Total Revenue                                                           233,591             571,148
                                                                       -------------      --------------

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
     in the amounts of $194,654 and $271,057
     in 2002 and 2001, respectively) (Note 5)                                313,220             380,670
   Asset management fees, affiliate (Note 5)                                 259,321             253,088
   Provision for valuation of advances to
       Local Limited Partnerships                                                  -              25,000
   Amortization                                                               23,506              23,597
                                                                       --------------     --------------
     Total Expenses                                                          596,047             682,355
                                                                       --------------     --------------

Loss before equity in losses of Local Limited
   Partnerships                                                             (362,456)           (111,207)


Equity in losses of Local Limited
   Partnerships (Note 4)                                                  (2,033,839)         (2,223,252)
                                                                       --------------     --------------

Net Loss                                                               $  (2,396,295)     $   (2,334,459)
                                                                       ==============     ==============

Net Loss allocated:
   General Partners                                                    $     (23,963)     $      (23,345)
   Limited Partners                                                       (2,372,332)         (2,311,114)
                                                                       --------------     --------------
                                                                       $  (2,396,295)     $   (2,334,459)
                                                                       =============      ==============

Net Loss per Limited Partner
   Unit (68,929 Units)                                                 $      (34.42)     $       (33.53)
                                                                       =============      ==============


              The accompanying notes are an integral part of these
                             financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   (DEFICIENCY) For the Years Ended March 31,
                                  2002 and 2001


                                                                                           Net
                                                         Initial       Investor        Unrealized
                                       General           Limited        Limited           Gains
                                       Partners          Partner        Partners         (Losses)          Total

Balance at March 31, 2000             $  (377,675)     $   5,000     $  21,815,817    $   (36,145)   $   21,406,997
                                      ------------     ---------     -------------    ------------   --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable securities
     available for sale                         -              -                 -         76,647            76,647
   Net Loss                               (23,345)             -        (2,311,114)             -        (2,334,459)
                                      ------------     ---------     -------------      ----------    --------------
Comprehensive Income (Loss)               (23,345)             -        (2,311,114)        76,647        (2,257,812)
                                      ------------     ---------     -------------      ----------    --------------

Balance at March 31, 2001                (401,020)         5,000        19,504,703         40,502        19,149,185
                                      ------------     ---------     -------------      ----------    --------------
   Change in net unrealized
     gains on marketable securities
     available for sale                         -              -                 -        (15,352)          (15,352)
   Net Loss                               (23,963)             -        (2,372,332)             -        (2,396,295)
                                      ------------     ----------    --------------   ------------   ---------------
Comprehensive Loss                        (23,963)             -        (2,372,332)       (15,352)       (2,411,647)
                                      ------------     ----------    --------------   ------------   ---------------
Balance at March 31, 2002             $  (424,983)     $   5,000     $  17,132,371    $    25,150    $   16,737,538
                                      ============     ==========    ==============   ============   ===============

              The accompanying notes are an integral part of these
                             financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001



                                                                           2002                2001

Cash flows from operating activities:
   Net loss                                                            $  (2,396,295)     $   (2,334,459)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                        2,033,839           2,223,252
     Provision for valuation of advances to Local
       Limited Partnerships                                                        -              25,000
     Amortization                                                             23,506              23,597
     Gains on sales of marketable securities, net                             (2,498)             (3,423)
     Cash distributions included in net loss                                  (6,726)           (158,105)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Restricted cash                                                        17,595              (8,097)
       Other assets                                                           10,199              (6,643)
       Accounts payable to affiliate                                         (35,362)             26,189
       Accrued expenses                                                      (36,437)             68,324
       Deferred revenue                                                      (17,595)              8,097
                                                                       --------------      --------------
Net cash used for operating activities                                      (409,774)           (136,268)
                                                                       --------------      --------------
Cash flows from investing activities:
   Purchases of marketable securities                                       (621,733)         (1,577,046)
   Proceeds from sales and maturities of
     marketable securities                                                 1,230,186           1,508,043
   Cash distributions received from Local Limited
     Partnerships                                                            351,472             411,716
   Advances to Local Limited Partnerships                                          -             (25,000)
                                                                       --------------      --------------
Net cash provided by investing activities                                    959,925             317,713
                                                                       --------------      --------------

Net increase in cash and cash equivalents                                    550,151             181,445

Cash and cash equivalents, beginning                                         573,599             392,154
                                                                       --------------     ---------------

Cash and cash equivalents, ending                                      $   1,123,750      $      573,599
                                                                       ==============     ===============

              The accompanying notes are an integral part of these
                             financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V ("the Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street V, Inc., a Massachusetts corporation, which serves as the Managing General Partner, and Arch Street V Limited Partnership, a Massachusetts Limited Partnership whose general partner consists of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

The Partnership's partnership agreement (the "Partnership Agreement") authorized the sale of up to 100,000 units of limited partnership interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $68,928,650 ("Gross Proceeds"), net of discounts, through the sale of 68,929 Units. The offering of Units terminated on August 31, 1991.

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2002, the Managing General Partner has designated approximately $2,236,000 of cash, cash equivalents and marketable securities as such Reserves.

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

Investments in Local Limited Partnerships (continued)

Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

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

The Partnership provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The General Partners have decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2001 and 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.       Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross           Gross
                                                                  Unrealized      Unrealized       Fair
                                                     Cost            Gains          Losses         Value
Debt securities issued by the US
   Treasury and other US
   government corporations and agencies           $  1,296,959    $    24,893    $          -   $  1,321,852

Mortgage backed securities                             215,214          5,500               -        220,714

Other debt securities                                  322,711              -          (5,243)       317,468
                                                  ------------    -----------    -------------  ------------
Marketable securities at March 31, 2002           $  1,834,884    $    30,393    $     (5,243)  $  1,860,034
                                                  ============    ===========    =============  ============

A summary of marketable securities is as follows:


The contractual maturities at March 31, 2002 are as follows:

                                                            Fair
                                        Cost                Value

Due in less than one year            $   898,067         $   912,055
Due in one year to five years            721,603             727,265
Mortgage backed securities               215,214             220,714
                                     $ 1,834,884         $ 1,860,034


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $231,000 and $508,000 during the years ended March 31, 2002 and 2001, respectively. Proceeds from the maturities of marketable securities were approximately $999,000 and $1,000,000 during the years ended March 31, 2002 and 2001, respectively. Included in investment income are gross gains of $2,572 and $3,704 and gross losses of $74 and $281 that were realized on the sales during the years ended March 31, 2002 and 2001, respectively.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $     55,637,228

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $5,351,628)                                                                   (39,267,489)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,357,511)
                                                                                                   -----------------
Investments in Local Limited Partnerships before adjustment                                              14,012,228

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                         1,006,357

    Cumulative amortization of acquisition fees and expenses                                               (273,119)
                                                                                                   -----------------
Investments in Local Limited Partnerships before reserve for valuation                                   14,745,466

Reserve for valuation of investments in Local Limited Partnerships                                         (829,727)
                                                                                                   -----------------
Investments in Local Limited Partnerships                                                          $     13,915,739
                                                                                                   =================

The Partnership has recorded a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amount of one of the Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2001 and 2000 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                      2001              2000
Assets:
   Investment property, net                                                      $   96,144,786   $  100,286,185
   Other assets                                                                       9,288,552        9,227,655
                                                                                 --------------   --------------
     Total Assets                                                                $  105,433,338   $  109,513,840
                                                                                 ==============   ==============
Liabilities and Partners' Equity:
   Mortgage notes payable                                                        $   78,408,483   $   76,143,579
   Other liabilities                                                                 15,020,132       17,215,472
                                                                                 --------------   --------------
     Total Liabilities                                                               93,428,615       93,359,051
                                                                                 --------------   --------------

Partnership's Equity                                                                  7,801,133       11,671,895
Other partners' Equity                                                                4,203,590        4,482,894
                                                                                 --------------   --------------
   Total Partners' Equity                                                            12,004,723       16,154,789
                                                                                 --------------   --------------
     Total Liabilities and Partners' Equity                                      $  105,433,338   $  109,513,840
                                                                                 ==============   ==============




Summarized Income Statements - for the years
ended December 31,                                                                    2001               2000

Rental and other income:                                                         $   15,671,113   $   15,104,014
                                                                                 --------------   --------------
Expenses:
   Operating                                                                          9,064,160        8,503,818
   Interest                                                                           5,447,963        5,493,565
   Depreciation and amortization                                                      4,734,638        4,759,086
                                                                                 --------------   --------------
     Total Expenses                                                                  19,246,761       18,756,469
                                                                                 --------------   --------------

Net Loss                                                                         $   (3,575,648)  $   (3,652,455)
                                                                                 ==============   ==============
Partnership's share of Net Loss (include adjustments from prior years)           $   (3,401,970)  $   (3,475,275)
                                                                                 ==============   ==============
Other partners' share of Net Loss                                                $     (137,040)  $     (150,459)
                                                                                 ==============   ==============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2002 and 2001, the Partnership has not recognized $1,368,131 and $1,252,023, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $7,801,133 differs from the Partnership's investments in Local Limited Partnerships before adjustment of $14,012,228 principally because: a) unrecognized losses as discussed above; b) distributions made by Local Limited Partnerships during the quarter ended March 31, 2002 are not reflected in the December 31, 2001 balance sheets of the Local Limited Partnerships; c) syndication costs charged to equity by a Local Limited Partnership are not reflected in the Partnership's investment in the Local Limited Partnership; and
d) the Partnership has included advances of approximately $240,000 in investments in Local Limited Partnerships.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of 0.383% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2002 and 2001 are $259,321 and $253,088, respectively. Included in accounts payable to affiliate at March 31, 2002 is $65,605 of Asset Management Fees due to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2002 and 2001 are $194,654 and $271,057, respectively, that the Partnership has paid or is payable as reimbursement for salaries and benefits expenses. The amount payable for salaries and benefits at March 31, 2002 is $88,541.

6.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned, are available to pay the Partnership its annual priority distribution. As of March 31, 2002, $143,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Supplemental Reserve.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)



7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2002 and 2001 to the net loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2001 and 2000:

                                                                                      2002              2001

Net Loss per financial statements                                                 $  (2,396,295)   $  (2,334,459)

Adjustment for equity in losses of Local Limited
   Partnerships for financial reporting (tax) purposes in
   excess of equity in losses for tax (financial reporting) purposes                    172,755         (547,215)

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                      (1,368,131)      (1,252,023)

Adjustment to reflect March 31 fiscal year end to December 31
   tax year end                                                                         167,693          (55,452)

Provision for valuation of advances to Local Limited Partnerships
   not deductible for tax purposes                                                            -           25,000

Loss on write-off of investments in Local Limited Partnerships
   recognized for tax purposes                                                                -          (24,256)

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                   (12,949)         (12,858)

Cash distributions included in net loss for financial reporting purposes               (127,895)         (41,105)
                                                                                   -------------    -------------
Net Loss per tax return                                                            $ (3,564,822)    $ (4,242,368)
                                                                                   =============    =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                                             Financial           Tax
                                                             Reporting        Reporting
                                                             Purposes         Purposes       Differences

Investments in Local Limited Partnerships                 $  13,915,739    $   6,285,277    $  7,630,462
Other assets                                              $   3,131,002    $  12,822,151    $ (9,691,149)
Liabilities                                               $     309,203    $     269,242    $     39,961

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


7.   Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $8,368,000 greater than for financial reporting purposes, including approximately $5,352,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $101,000; (iii) approximately $76,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 2002 are not included in the Partnership's investments in Local Limited Partnerships for tax purposes at December 31, 2001; (iv) the Partnership has provided a reserve for valuation of approximately $830,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.