Form 10QSB
period 2002-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2002-08-14
CIK 852953

August 14, 2002



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended June 30, 2002
       File Number 0-19706


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

For the quarterly period ended      June 30, 2002
                               -------------------------------------------------

                                      OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------   ---------------------

                         Commission file number 0-19706

              Boston Financial Qualified Housing Tax Credits L.P. V
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Massachusetts                        04-3054464
--------------------------------------------------     ------------------------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)            Identification No.)


               101 Arch Street, Boston, MA                02110-1106
------------------------------------------------------   -----------------------
             (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2002                        1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2002 and 2001                          2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              2002                                                         3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2002 and 2001                          4

          Notes to the Financial Statements (Unaudited)                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

PART II - OTHER INFORMATION

Items 1-6                                                                 10

SIGNATURE                                                                 11

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $   1,399,775
Marketable securities, at fair value                                                                 1,528,277
Investments in Local Limited Partnerships, net (Note 1)                                             13,319,677
Restricted cash                                                                                        100,272
Other assets                                                                                            25,267
                                                                                                 -------------
   Total Assets                                                                                  $  16,373,268
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $      53,783
Accrued expenses                                                                                        27,486
Deferred revenue                                                                                       100,272
                                                                                                 -------------
   Total Liabilities                                                                                   181,541
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              16,165,714
Net unrealized gains on marketable securities                                                           26,013
                                                                                                 -------------
   Total Partners' Equity                                                                           16,191,727
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  16,373,268
                                                                                                 =============

                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                     2002               2001
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      29,589      $      42,002
   Other                                                                              101,550             22,800
                                                                                -------------      -------------
     Total Revenue                                                                    131,139             64,802
                                                                                -------------      -------------

Expenses:
   General and administrative (includes
       reimbursements to an affiliate in the
       amounts of $105,612 and $66,675, respectively)                                 132,381             97,651
   Asset management fees, affiliate                                                    65,605             64,572
   Provision for valuation of advances to Local Limited Partnerships                   21,360                  -
   Amortization                                                                         5,586              5,899
                                                                                -------------      -------------
     Total Expenses                                                                   224,932            168,122
                                                                                -------------      -------------

Loss before equity in losses of
   Local Limited Partnerships                                                         (93,793)          (103,320)

Equity in losses of Local Limited
   Partnerships (Note 1)                                                             (452,881)          (402,182)
                                                                                -------------      -------------

Net Loss                                                                        $    (546,674)     $    (505,502)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $      (5,467)     $      (5,055)
   Limited Partners                                                                  (541,207)          (500,447)
                                                                                -------------      -------------
                                                                                $    (546,674)     $    (505,502)
                                                                                =============      =============

Net Loss per Limited Partner Unit
   (68,929 Units)                                                               $       (7.85)     $        (7.26)
                                                                                =============      ==============

                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)



                                                       Initial       Investor           Net
                                      General          Limited        Limited       Unrealized
                                     Partners          Partner        Partners         Gains            Total
                                    -----------      -------------  -----------     ----------       ---------

Balance at March 31, 2002           $  (424,983)     $   5,000    $   17,132,371    $    25,150    $  16,737,538
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable securities
     available for sale                       -              -                 -            863              863
   Net Loss                              (5,467)             -          (541,207)             -         (546,674)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Income (Loss)              (5,467)             -          (541,207)           863         (545,811)
                                    -----------      ---------    --------------    -----------    -------------

Balance at June 30, 2002            $  (430,450)     $   5,000    $   16,591,164    $    26,013    $  16,191,727
                                    ===========      =========    ==============    ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                  2002                  2001
                                                                             -------------         -----------

Net cash used for operating activities                                       $    (230,355)        $  (245,802)

Net cash provided by investing activities                                          506,380              80,076
                                                                             -------------         -----------

Net increase (decrease) in cash and cash equivalents                               276,025            (165,726)

Cash and cash equivalents, beginning                                             1,123,750             573,599
                                                                             -------------         -----------

Cash and cash equivalents, ending                                            $   1,399,775         $   407,873
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of March 31, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                   $  55,658,588

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $5,729,440)                                                            (39,663,348)

Cumulative cash distributions received from Local Limited Partnerships                            (2,552,128)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       13,443,112

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,006,357

    Cumulative amortization of acquisition fees and expenses                                        (278,705)
                                                                                               -------------

Investments in Local Limited Partnerships prior to reserve for valuation                          14,170,764

Reserve for valuation of investments in Local Limited Partnerships                                  (851,087)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  13,319,677
                                                                                               =============

For the three months ended June 30, 2002, the Partnership advanced $21,360 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of one of the Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2002 is $773,671. For the three months ended June 30, 2002, the Partnership has not recognized $320,790 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of $1,399,775, compared with $1,123,750 at March 31, 2002. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2002, approximately $2,214,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $195,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2002, the Partnership has advanced approximately $221,000 to Local Limited Partnerships to fund operating deficits.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the three months ended June 30, 2002.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2002 resulted in a net loss of $546,674, as compared to a net loss of $505,502 for the same period in 2001. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships as well as increases in general and administrative expenses and provision for valuation of advances to Local Limited Partnerships. These effects were partially offset by an increase in other revenue. Equity in losses of Local Limited Partnerships increased primarily due to increases in operating expenses, partially offset by increases in revenue. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the three months ended June 30, 2002. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership. The increase in other revenue relates to the timing of distributions received by the Partnership from Local Limited Partnerships, and an increase in distributions from Local Limited Partnerships with carrying values of zero.

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

Operations at Historic New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. The Property has had several changes in site management in the past 12-18 months and is currently managed by an affiliate of the Local General Partner. Efforts

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Property Discussions (continued)
-------------------------------

to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability.

As previously reported regarding Westgate, located in Bismarck, North Dakota, in order to protect the remaining tax credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date when the Managing General Partner had the right to transfer the remaining interest did not occur until September 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's tax credits until such time as the remaining interest is put to the new Local General Partner. The Property generated its last amount of tax credits during 2001. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Historically, Carib Villas II and Carib Villas III, located in St. Croix, Virgin Islands, have struggled to maintain stabilized occupancy. Also, due to the Properties' proximity to the ocean, weather conditions erode their physical condition quickly, and therefore, maintenance issues are a concern. In April 2000, a replacement site management company was brought in to manage the Properties' operations. The replacement site management company stated its desire to purchase the General and Limited Partner interests in the Properties and, effective January 1, 2001, assumed the Local General Partner interest in the properties. The Managing General Partner negotiated a plan that ultimately transfers the Partnership's interests in the Properties to the new Local General Partner. The plan includes provisions to minimize the risk of recapture. The new Local General Partner has completed many capital improvements and greatly improved operations at the Property.

A newly constructed property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the new property has had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal allow it to have a competitive advantage over Whispering Trace. As a result, occupancy at Whispering Trace has declined and the Property has incurred significant capital expenditures in order to maintain competitive in the market place. It may become necessary for the Managing General Partner to use some of the Partnership's reserves to fund operating deficits.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August  14, 2002                    BOSTON FINANCIAL QUALIFIED HOUSING
                                            TAX CREDITS L.P. V

                                            By:   Arch Street VIII, Inc.,
                                                  its Managing General Partner




                                                 /s/Jenny Netzer
                                                 -------------------------------
                                                 Jenny Netzer
                                                 Principal, Head of Housing and
                                                 Community Investment