Form 10QSB
period 2002-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2002-11-14
CIK 852953

November 14, 2002



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


         Boston Financial Qualified Housing Tax Credits L.P. V
         Report on Form 10-QSB for the Quarter Ended September 30, 2002 File Number 0-19706


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

For the quarterly period ended        September 30, 2002
                               ------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ----------------------------

                         Commission file number 0-19706

              Boston Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Massachusetts                                 04-3054464
--------------------------------------  ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


  101 Arch Street, Boston, MA                 02110-1106
---------------------------------------     -----------------------------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        -------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2002                                 1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2002 and 2001                                   2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30, 2002                  3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2002 and 2001                                   4

          Notes to the Financial Statements (Unaudited)                                  5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        7

Item 3.  Controls and Procedures                                                        11

PART II - OTHER INFORMATION

Items 1-6                                                                               12

SIGNATURE                                                                               13

CERTIFICATIONS                                                                          14


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                        $     674,372
Marketable securities, at fair value                                                                 2,206,801
Investments in Local Limited Partnerships, net (Note 1)                                             12,887,837
Restricted cash                                                                                        101,050
Other assets                                                                                            13,537
                                                                                                 -------------
   Total Assets                                                                                  $  15,883,597
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $      81,114
Accrued expenses                                                                                        39,802
Deferred revenue                                                                                       101,050
                                                                                                 -------------
   Total Liabilities                                                                                   221,966
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              15,639,701
Net unrealized gains on marketable securities                                                           21,930
                                                                                                 -------------
   Total Partners' Equity                                                                           15,661,631
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  15,883,597
                                                                                                 =============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                             Three Months Ended                          Six Months Ended
                                      September 30,         September 30,         September 30,      September 30,
                                          2002                  2001                  2002               2001
                                      -------------         -------------         -------------    ---------------

Revenue:
  Investment                          $      26,262         $      38,375         $      55,851    $        80,377
  Other                                         400                30,073               101,950             52,873
                                      -------------         -------------         -------------    ---------------
       Total Revenue                         26,662                68,448               157,801            133,250
                                      -------------         -------------         -------------    ---------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $187,832 and $112,741
     in 2002 and 2001, respectively)        119,695                72,233               252,076            169,884
   Asset management fees, affiliate          65,605                64,572               131,210            129,144
   Provision for valuation of advances
     to Local Limited Partnerships                -                     -                21,360                  -
   Amortization                               5,586                 5,899                11,172             11,798
                                      -------------         -------------         -------------    ---------------
       Total Expenses                       190,886               142,704               415,818            310,826
                                      -------------         -------------         -------------    ---------------

Loss before equity in losses of
  Local Limited Partnerships               (164,224)              (74,256)             (258,017)          (177,576)

Equity in losses of Local
   Limited Partnerships (Note 1)           (361,789)             (484,574)             (814,670)          (886,756)
                                      -------------         -------------         -------------    ---------------

Net Loss                              $    (526,013)        $    (558,830)        $  (1,072,687)   $    (1,064,332)
                                      =============         =============         =============    ===============

Net Loss allocated:
   General Partners                   $      (5,260)        $      (5,588)        $     (10,727)   $       (10,643)
   Limited Partners                        (520,753)             (553,242)           (1,061,960)        (1,053,689)
                                      -------------         -------------         -------------    ---------------
                                      $    (526,013)        $    (558,830)        $  (1,072,687)   $    (1,064,332)
                                      =============         =============         =============    ===============
Net Loss per Limited Partner
Unit (68,929 Units)                   $      (7.56)         $       (8.03)        $      (15.41)   $       (15.29)
                                      ============          =============         =============    ==============

                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)


                                                       Initial       Investor           Net
                                      General          Limited        Limited       Unrealized
                                     Partners          Partner       Partners         Gains            Total
                                    -----------      -------------  -----------     ----------       ---------

Balance at March 31, 2002           $  (424,983)     $   5,000    $   17,132,371    $    25,150    $  16,737,538
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                       -              -                 -        (3,220)           (3,220)
   Net Loss                             (10,727)             -        (1,061,960)             -       (1,072,687)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Loss                      (10,727)             -        (1,061,960)       (3,220)       (1,075,907)
                                    -----------      ---------    --------------    ----------     -------------

Balance at September 30, 2002       $  (435,710)     $   5,000    $   16,070,411    $    21,930    $  15,661,631
                                    ===========      =========    ==============    ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)




                                                                                 2002                  2001
                                                                             ------------          -----------

Net cash used for operating activities                                       $   (339,122)         $  (207,700)

Net cash provided by (used for) investing activities                             (110,256)             319,273
                                                                             ------------          -----------

Net increase (decrease) in cash and cash equivalents                             (449,378)             111,573

Cash and cash equivalents, beginning                                            1,123,750              573,599
                                                                             ------------          -----------

Cash and cash equivalents, ending                                            $    674,372          $   685,172
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of June 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                   $  55,658,588

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $6,106,693)                                                            (40,025,137)

Cumulative cash distributions received from Local Limited Partnerships                            (2,616,593)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       13,016,858

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,006,357

    Cumulative amortization of acquisition fees and expenses                                        (284,291)
                                                                                               -------------

Investments in Local Limited Partnerships prior to reserve for valuation                          13,738,924

Reserve for valuation of investments in Local Limited Partnerships                                  (851,087)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  12,887,837
                                                                                               =============


For the six months ended September 30, 2002, the Partnership advanced $21,360 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of one of the Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2002 is $1,512,713. For the six months ended September 30, 2002, the Partnership has not recognized $698,043 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of $674,372, as compared to $1,123,750 at March 31, 2002. The decrease is attributable to purchases of marketable securities and net cash used for operations, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2002, on a cash basis, approximately $2,881,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $107,000 making Reserves available after claims approximately $2,774,000.

To date, professional fees relating to various Property issues totaling approximately $201,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2002, the Partnership has advanced approximately $221,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the six months ended September 30, 2002.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2002 resulted in a net loss of $526,013, as compared to a net loss of $558,830 for the same period in 2001. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, partially offset by an increase in general and administrative expenses and a decrease in other revenue. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the three months ended September 30, 2002. The decrease in other revenue relates to the timing of distributions received by the Partnership from Local Limited Partnerships.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2002 resulted in a net loss of $1,072,687, as compared to a net loss of $1,064,332 for the same period in 2001. The increase in net loss is primarily attributable to increases in general and administrative expenses and provision for valuation of advances to Local Limited Partnerships, as well as a decrease in investment revenue. These effects were partially offset by a decrease in equity in losses of Local Limited Partnerships and an increase in other revenue. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the six months ended September 30, 2002. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership. The increase in other revenue relates to the timing of distributions received by the Partnership from Local Limited Partnerships, and an increase in distributions from Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

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

The Local General Partner at Westover Station, located in Newport News, Virginia, reached an agreement with the Property's lender to refinance the debt on the Property. As part of the refinancing, which closed on November 1, 2002, the Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of approximately $668,000. The Managing General Partner retained the entire amount of the proceeds in the Partnership's Reserves, as permitted by, and in accordance with, the Local Limited Partnership Agreement. The Managing General Partner, on behalf of the Partnership, also negotiated an agreement with the Local General Partner that will allow the Partnership to dispose of its interest in the Property after the end of its compliance period, which is December 2006.

Operations at Historic New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. The Property has had several changes in site management in the past 12-24 months and is currently managed by an affiliate of the Local General Partner. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability.

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

A newly constructed property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the new property has had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal allow it to have a competitive advantage over Whispering Trace. As a result, occupancy at Whispering Trace has declined and the Property has incurred significant capital expenditures in order to remain competitive in the market place. It may become necessary for the Managing General Partner to use some of the Partnership's reserves to fund operating deficits.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 90 days prior to filing this Form 10-QSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits

                     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2002           BOSTON FINANCIAL QUALIFIED HOUSING
                                    TAX CREDITS L.P. V

                                    By:      Arch Street V, Inc.,
                                             its Managing General Partner




                                             /s/Jenny Netzer
                                             ----------------------------------
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



I, Jenny Netzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Qualified Housing Tax Credit L.P. V:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls. and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002       /s/Jenny Netzer
                                ------------------------------------
                                Jenny Netzer
                                Principal, Head of Housing and
                                Community Investment

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. V ("the Partnership") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                 /s/Jenny Netzer
                                 ------------------------------------
                                 Jenny Netzer
                                 Principal, Head of Housing and
                                 Community Investment

                                 Date:  November 14, 2002