Form 10QSB
period 2002-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2003-02-13
CIK 852953

February 14, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


         Boston Financial Qualified Housing Tax Credits L.P. V
         Report on Form 10-QSB for the Quarter Ended December 31, 2002 File Number 0-19706


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

For the quarterly period ended        December 31, 2002
                              -----------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  --------------------

                         Commission file number 0-19706

              Boston Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


       Massachusetts                         04-3054464
------------------------------     ------------------------------
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)     Identification No.)


    101 Arch Street, Boston, MA                       02110-1106
-------------------------------------          -------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        -------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2002                                  1

          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2002 and 2001                                    2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31, 2002                  3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2002 and 2001                                    4

          Notes to the Financial Statements (Unaudited)                                  5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        7

Item 3.  Controls and Procedures                                                        11

PART II - OTHER INFORMATION

Items 1-6                                                                               12

SIGNATURE                                                                               13

CERTIFICATIONS                                                                          14

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                        $   2,403,630
Marketable securities, at fair value                                                                 1,006,560
Investments in Local Limited Partnerships, net (Note 1)                                             12,061,238
Restricted cash                                                                                        101,527
Other assets                                                                                            17,455
                                                                                                 -------------
   Total Assets                                                                                  $  15,590,410
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $      36,798
Accrued expenses                                                                                        52,453
Deferred revenue                                                                                       101,527
                                                                                                 -------------
   Total Liabilities                                                                                   190,778
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              15,387,849
Net unrealized gains on marketable securities                                                           11,783
                                                                                                 -------------
   Total Partners' Equity                                                                           15,399,632
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  15,590,410
                                                                                                 =============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                             Three Months Ended                          Nine Months Ended
                                      December 31,          December 31,          December 31,       December 31,
                                          2002                  2001                  2002               2001
                                      -------------         -------------         -------------    ---------------

Revenue:
  Investment                          $      24,251         $      36,658         $      80,102    $       117,035
  Other                                      39,790                   700               141,740             53,573
                                      -------------         -------------         -------------    ---------------
       Total Revenue                         64,041                37,358               221,842            170,608
                                      -------------         -------------         -------------    ---------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $ 207,313 and $150,814
     in 2002 and 2001, respectively)         58,126                75,536               310,202            245,420
   Asset management fees, affiliate          65,605                64,572               196,815            193,716
   Provision for valuation of advances
     to Local Limited Partnerships                -                     -                21,360                  -
   Amortization                               4,334                 5,899                15,506             17,697
                                      -------------         -------------         -------------    ---------------
       Total Expenses                       128,065               146,007               543,883            456,833
                                      -------------         -------------         -------------    ---------------

Loss before equity in losses of
  Local Limited Partnerships                (64,024)             (108,649)             (322,041)          (286,225)

Equity in losses of Local
   Limited Partnerships (Note 1)           (187,828)             (522,246)           (1,002,498)        (1,409,002)
                                      --------------         -------------         -------------    ---------------

Net Loss                              $    (251,852)        $    (630,895)        $  (1,324,539)   $    (1,695,227)
                                      ==============         =============         =============    ===============

Net Loss allocated:
   General Partners                   $      (2,518)        $      (6,309)        $     (13,245)   $       (16,952)
   Limited Partners                        (249,334)             (624,586)           (1,311,294)        (1,678,275)
                                      --------------         -------------         -------------    ---------------
                                      $    (251,852)        $    (630,895)        $  (1,324,539)   $    (1,695,227)
                                      ==============         =============         =============    ===============
Net Loss per Limited Partner
Unit (68,929 Units)                   $      (3.61)         $       (9.06)        $      (19.02)   $       (24.35)
                                      =============          =============         =============    ===============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)





                                                       Initial             Investor           Net
                                      General          Limited             Limited       Unrealized
                                     Partners          Partner             Partners         Gains            Total
                                    -----------      -------------       -----------     ----------       ---------

Balance at March 31, 2002           $  (424,983)     $   5,000        $   17,132,371    $    25,150     $  16,737,538
                                    -----------      ---------         --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                       -              -                      -       (13,367)          (13,367)
   Net Loss                             (13,245)             -            (1,311,294)             -        (1,324,539)
                                    -----------      ---------         --------------    -----------     -------------
Comprehensive Loss                      (13,245)             -            (1,311,294)       (13,367)       (1,337,906)
                                    -----------      ---------         --------------     ----------     -------------

Balance at December 31, 2002        $  (438,228)     $   5,000         $   15,821,077    $    11,783     $  15,399,632
                                    ===========      =========         ==============    ===========     =============


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)




                                                                                 2002                  2001
                                                                             ------------          -----------

Net cash used for operating activities                                       $   (475,568)         $  (389,575)

Net cash provided by investing activities                                       1,755,448              570,279
                                                                             ------------          -----------

Net increase in cash and cash equivalents                                       1,279,880              180,704

Cash and cash equivalents, beginning                                            1,123,750              573,599
                                                                             ------------          -----------

Cash and cash equivalents, ending                                            $  2,403,630          $   754,303
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of September 30, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                   $  55,658,588

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $6,795,052)                                                            (40,173,175)

Cumulative cash distributions received from Local Limited Partnerships                            (3,290,820)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       12,194,593

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                  1,006,357

    Cumulative amortization of acquisition fees and expenses                                        (288,625)
                                                                                               -------------

Investments in Local Limited Partnerships prior to reserve for valuation                          12,912,325

Reserve for valuation of investments in Local Limited Partnerships                                  (851,087)
                                                                                               --------------

Investments in Local Limited Partnerships                                                      $  12,061,238
                                                                                               ==============

For the nine months ended December 31, 2002, the Partnership advanced $21,360 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2002 is $2,349,110. For the nine months ended December 31, 2002, the Partnership has not recognized $1,346,612 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of $2,403,630, as compared to $1,123,750 at March 31, 2002. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2002, on a cash basis, approximately $3,410,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of December 31, 2002, net claims against these Reserves total approximately $72,000 making Reserves available after claims approximately $3,338,000.

To date, professional fees relating to various Property issues totaling approximately $209,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2002, the Partnership has advanced approximately $221,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the nine months ended December 31, 2002.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2002 resulted in a net loss of $251,852, as compared to a net loss of $630,895 for the same period in 2001. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in other revenue. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in other revenue relates to the timing of distributions received by the Partnership from Local Limited Partnerships, and an increase in distributions from Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2002 resulted in a net loss of $1,324,539, as compared to a net loss of $1,695,227 for the same period in 2001. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in other revenue. These effects were partially offset by an increase in general and administrative expenses, as well as a decrease in investment revenue. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in other revenue relates to the timing of distributions received by the Partnership from Local Limited Partnerships, and an increase in distributions from Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in general and administrative expense is primarily due to a change in the estimate of amounts due to an affiliate of a General Partner for administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the nine months ended December 31, 2002.

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

Operations at Historic New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. The Property has had several changes in site management in the past 12-24 months and is currently managed by an affiliate of the Local General Partner. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement.

As previously reported regarding Westgate, located in Bismarck, North Dakota, in order to protect the remaining tax credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date when the Managing General Partner had the right to transfer the remaining interest did not occur until September 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's tax credits until such time as the remaining interest is put to the new Local General Partner. The Property generated its last tax credits during 2001. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Historically, Carib Villas II and Carib Villas III, located in St. Croix, Virgin Islands, have struggled to maintain stabilized occupancy. Also, due to the Properties' proximity to the ocean, weather conditions erode their physical condition quickly, and therefore, maintenance issues are a concern. In April 2000, a replacement site management company was brought in to manage the Properties' operations. The replacement site management company stated its desire to purchase the General and Limited Partner interests in the Properties and, effective January 1, 2001,

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

assumed the Local General Partner interest in the Properties. The Managing General Partner negotiated a plan that ultimately transfers the Partnership's interests in the Properties to the new Local General Partner. The plan includes provisions to minimize the risk of recapture. The new Local General Partner has completed many capital improvements and greatly improved operations at the Properties.

A newly constructed property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the new property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal allow it to have a competitive advantage over Whispering Trace. Further, employers in the area have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace and it may become necessary for the Managing General Partner to use some of the Partnership's reserves to fund operating deficits.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)      Exhibits

                         99.1     Certification of Jenny Netzer pursuant to
                         section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2003        BOSTON FINANCIAL QUALIFIED HOUSING
                                 TAX CREDITS L.P. V

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

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:   February 14, 2003          /s/Jenny Netzer
                                   ------------------------------------
                                   Jenny Netzer
                                   Principal, Head of Housing and
                                   Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                  Date:  February 14, 2003