Form 10KSB
period 2003-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2003-06-27
CIK 852953

June 27, 2003




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-KSB for the Year Ended March 31, 2003 File Number 0-19706


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

For the fiscal year ended                              March 31, 2003
                          ---------------------------------------------------

                                                         OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------        -------------

                         Commission file number 0-19706

                   Boston  Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

                      Massachusetts                         04-3054464
------------------------------------------------    -------------------------
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)              Identification No.)

               101 Arch Street, Boston, MA                       02110-1106
------------------------------------------------------        ---------------
             (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code      (617) 439-3911
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

                        $60,904,650 as of March 31, 2003

                                      K-20
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:
(2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12




              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003


                                TABLE OF CONTENTS


                                                                            Page No.

PART I

     Item 1       Business                                                      K-3
     Item 2       Properties                                                    K-6
     Item 3       Legal Proceedings                                             K-12
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                              K-12

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                               K-12
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 K-12
     Item 7       Financial Statements and Supplementary Data                   K-16
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                        K-16

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                             K-16
     Item 10      Management Remuneration                                       K-17
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                         K-17
     Item 12      Certain Relationships and Related Transactions                K-18
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                           K-19

CONTROLS AND PROCEDURES                                                         K-21
-----------------------

SIGNATURES                                                                      K-22
----------

CERTIFICATIONS                                                                  K-23
--------------



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

(2) The Partnership no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: (i) Timothy House Limited Partnership and Maiden Choice Limited Partnership, representing 10.07%, have Shelter Development Corp. as Local General Partner;
(ii) Cobblestone Place Townhomes, A Limited Partnership, Kensington Place Townhomes, A Limited Partnership and Whispering Trace Apartments, A Limited Partnership, representing 11.92%, have Flournoy Development Co. as Local General Partner; (iii) Silver Creek II, Ltd. and Cedar Lane I, Ltd., representing 0.87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak Apartment, L.P., Yester Oaks, L.P., Archer Village, Ltd. and Ocean View Apartments, L.P., representing 2.02%, have Seals & Associates, Inc. & E. Lamar Seals as Local General Partners; (v) Bixel House, A California Limited Partnership and Harmony Apartments, A California Limited Partnership, representing 7.07%, have Julian Weinstock Construction Co., Inc. as Local General Partner; and (vi) St. Croix II Limited Partnership and Christiansted Limited Dividend Housing Association, representing 1.21%, have Rialto Properties, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-six Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Huguenot Park and Westgate, where the Partnership's ownership interests are 95%, 88.55% and 49.5%, respectively.

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




                                                   Capital Contributions
                                                  Total          Paid         Mortgage loans                             Occupancy
Local Limited Partnership            Number     Committed at    through          payable at               Type               At
Property Name                          Of         March 31,     March 31,       December 31,               of             March 31,
Property Location                  Apt. Units      2003           2003             2002                Subsidy*            2003
----------------------------------------------------------------------------------------------------- ------------ ----------------

Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                      241         $8,418,667      $8,418,667       $17,094,856              None               100%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD                      101          2,513,300       2,513,300         3,947,807              None                99%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                            36            288,587         288,587         1,070,294              None               100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                             24            193,278         193,278           760,036              None               100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                          168          3,604,720       3,604,720         5,419,346              None                83%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                         81          2,373,295       2,373,295         2,914,493              None                84%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                       40            293,519         293,519         1,243,029              None               100%





                                        Capital Contributions
                                               Total            Paid            Mortgage loans                         Occupancy
Local Limited Partnership          Number    Committed at      through            payable at              Type             at
Property Name                       Of         March 31,      March 31,           December 31,             of          March 31,
Property Location               Apt. Units      2003            2003                2002                Subsidy*          2003
-----------------------------------------  ---------------- -----------------   -------------    ----------------  ---------------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                       44          319,254         319,254            1,272,665              FmHA                91%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL                42          334,177         334,177            1,352,492              None                93%

Burbank Limited Partnership I (2)
Wheeler House
Nashua, NH

Archer Village, Ltd.
Archer Village
Archer, FL                          24          171,380         171,380              700,224              FmHA                88%
The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA               144        2,791,280       2,791,280            4,328,455              None                99%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                         112        3,064,250       3,064,250            2,353,310              None                97%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                   108        1,972,947       1,972,947            3,380,853              None                98%





                                                Capital Contributions
                                                    Total           Paid       Mortgage loans                       Occupancy
Local Limited Partnership                Number  Committed at      through      payable at            Type               at
Property Name                             of        March 31,     March 31,    December 31,            of             March 31,
Property Location                     Apt. Units    2003           2003            2002             Subsidy*            2003
------------------------------------------------ ------------ ---------------------------------     -------------    --------------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                             24        322,260       322,260          1,465,201              FmHA                96%

St. Croix II Limited Partnership Carib II
St. Croix, VI                             20        347,680       347,680          1,387,978              FmHA               100%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                             40      1,093,330     1,093,330          1,294,711              None                75%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                              104      3,077,187     3,077,187          2,848,415            Section 8             88%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                             24        982,358       982,358          1,400,000              None               100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL                         100      2,356,133     2,356,133          2,752,058              None                97%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL                         136      3,153,173     3,153,173          3,726,209              None                91%






                                              Capital Contributions
                                           Total            Paid            Mortgage loans                             Occupancy
Local Limited Partnership        Number    Committed at     through          payable at               Type               At
Property Name                     of         March 31,      March 31,         December 31,               of             March 31,
Property Location              Apt. Units      2003           2003               2002                Subsidy*            2003
------------------------------------------ ------------------------------  --------------------     -------------    --------------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                       60         935,893           935,893              1,528,460              None                75%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                      144       4,154,667         4,154,667              3,638,458              None                92%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                   76         710,677           710,677                763,273            Section 8             99%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA               65       3,203,996         3,203,996              2,903,538              None                94%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                     96       2,910,453         2,910,453              2,835,973              None                94%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                     303       5,811,237         5,811,237              5,761,273            Section 8             98%
                              -------    ------------      ------------          -------------
                                2,357    $ 55,397,698      $ 55,397,698          $  78,143,407
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

Two Local Limited Partnerships invested in by the Partnership, Strathern Park/Lorne Park, a California Limited Partnership, and Circle Terrace Associates Limited Partnership, represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership.

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

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2003, there were 3,243 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2003 and 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

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

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

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

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at March 31, 2003 were approximately $101,060,000 and $93,959,000, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $7,251,000 at March 31, 2003.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.

Liquidity and capital resources

At March 31, 2003, the Partnership had cash and cash equivalents of $2,655,838, compared with $1,123,750 at March 31, 2002. The increase is attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by purchases of marketable securities and net cash used for operations.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2003, approximately $2,198,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $210,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2003, the Partnership has advanced approximately $221,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2003. It is not expected that cash available for distribution, if any, will be significant during the 2003 calendar year. Based on the results of 2002 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2003 versus 2002

The Partnership's results of operations for the year ended March 31, 2003 resulted in a net loss of $2,160,303 as compared to a net loss of $2,396,295 for the same period in 2002. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships, partially offset by an increase in provision for valuation of investments in Local Limited Partnerships, and an increase in general and administrative expenses. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero. The increase in provision for valuation is a result of the Partnership recognized non-temporary declines in the carrying value of its investment in certain Local Limited Partnerships. The increase in general and administrative expense is due to increased charges due to an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in the estimate of these amounts related to the year ended March 31, 2002, which are being expensed in the year ended March 31, 2003.

Low-income housing tax credits

The 2002 and 2001 Tax Credits per Unit were $28.45 and $113.91, respectively. The Tax Credit per Limited Partner stabilized at approximately $150.00 per Unit in 1993. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in twenty-six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

The Local General Partner of Westover Station, located in Newport News, Virginia, reached an agreement with the Property's lender to refinance the debt on the Property. As part of the refinancing, which closed on November 1, 2002, the Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of approximately $668,000. The Managing General Partner retained the entire amount of the proceeds in the Partnership's Reserves, as permitted by and in accordance with, the Local Limited Partnership Agreement. The Managing General Partner, on behalf of the Partnership, also negotiated an agreement with the Local General Partner that will allow the Partnership to dispose of its interest in the Property after the end of its Compliance Period, which is December 2006.

Operations at New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. The Property has had several changes in site management in the past 12-24 months and is currently managed by an affiliate of the Local General Partner. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement.

As previously reported regarding Westgate, located in Bismark, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date when the Managing General Partner had the right to transfer the remaining interest did not occur until September 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest is put to the new Local General Partner. The Property generated its last amount of Tax Credits during 2001. Furthermore, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired.

In April 2000, a replacement site management company was brought in to manage operations at Carib II and Carib III, located in St. Croix, Virgin Islands. The replacement site management company stated its desire to purchase the General and Limited Partner interests in the Properties and, effective January 1, 2001, assumed the Local General Partner interest in the Properties. Furthermore, the Managing General Partner negotiated a plan that ultimately transfers the Partnership's interest in the Properties to the new Local General Partner. The plan includes provisions to minimize the risk of recapture. The new Local General Partner has greatly improved operations at the Properties.

A newly constructed property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the new property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal allow it to have a competitive advantage over Whispering Trace. Another Tax Credit property in close proximity to the Property is currently under construction and will further increase competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the market place, and it may become necessary for the Managing General Partner to use some of the Partnership's Reserves to fund operating deficits.

Other Transactions

On May 15, 2003, MuniMae Midland announced its intention to acquire Lend Lease's Housing and Community Investing (HCI) business. The newly formed organization, MMA Financial, will combine HCI with MuniMae Midland, a provider of debt and equity financing solutions for the affordable housing market. The transaction remains subject to final due diligence, legal agreements and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transaction by July 1, 2003.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2003 and 2002.

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

Certain Properties in which the Partnership has invested may be located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in June 1989. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                Principal, Head of Housing and Community Investment
Michael H. Gladstone        Principal, Member
Lauren M. Guillette         Principal, Member

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

Jenny Netzer, age 47, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 46, Principal, Member - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 38, Principal, Member - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2003, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                                        Amount
           Title of      Name and Address                             Beneficially     Percent of
             Class       of Beneficial Owner                            Owned             Class
          ---------      -------------------                       --------------      -----------

       Limited            Oldham Institutional Tax Credits LLC       8,024 Units         11.64%
       Partner            101 Arch Street
                           Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2003. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street L.P. owns five (unregistered) Units not included in the 68,929 Units sold to the public. Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expenses reimbursements made in the two years ended March 31, 2003 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. These costs are fully amortized as of March 31, 2003. Total organizational and offering expenses, exclusive of selling commissions, did not exceed 5.5% of Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2003.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. As of March 31, 2003, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2003 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2003.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset management fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2003 are as follows:
                                                2003           2002
                                              ----------     -------------

   Asset management fees                     $  263,994     $     259,321

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2003 are as follows:

                                                 2003           2002
                                              ----------     -------------

   Salaries and benefits                     $  298,426     $     194,654
Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2003.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the two years ended March 31, 2003 is presented in Note 5 to the Financial Statements.

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

(b)      Exhibits

     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2003.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                             Date:    June 27, 2003
           ---------------------------------------               -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                             Date:    June 27, 2003
           ---------------------------------------             -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                     Date:   June 27, 2003
           -----------------------------                       -------------
           Michael H. Gladstone
           Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Qualified Housing Tax Credits, L.P. V:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 27, 2003                       /s/Jenny Netzer
                                       ------------------------------------
                                          Jenny Netzer
                                          Principal, Head of Housing and
                                          Community Investment

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Boston Financial Qualified Housing Tax Credits, L.P. V (the "Partnership") on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                  /s/Jenny Netzer
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                  Date:  June 27, 2003

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                          Annual Report on Form 10-KSB
                        For The Year Ended March 31, 2003
                                      Index



                                                                              Page No.

Report of Independent Accountants
    For the years ended March 31, 2003 and 2002                                 F-2

Financial Statements

    Balance Sheet - March 31, 2003                                              F-3

    Statements of Operations - For the years ended
       March 31, 2003 and 2002                                                  F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2003 and 2002                              F-5

    Statements of Cash Flows - For the years ended
       March 31, 2003 and 2002                                                  F-6

    Notes to the Financial Statements                                           F-7






                        Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $11,287,368 at March 31, 2003, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(1,512,259) and $(2,033,839) for the years ended March 31, 2003 and 2002, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As described in Note 8, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002.


/s/PricewaterhouseCoopers LLP
June 24, 2003
Boston, Massachusetts

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                 BALANCE SHEET
                                 March 31, 2003




Assets

Cash and cash equivalents                                                                    $   2,655,838
Marketable securities, at fair value (Note 3)                                                      795,096
Investments in Local Limited Partnerships (Note 4)                                              11,287,368
Restricted cash (Note 6)                                                                           101,828
Other assets                                                                                         8,649
                                                                                             -------------
   Total Assets                                                                              $  14,848,779
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                    $     157,631
Accrued expenses                                                                                    34,180
Deferred revenue (Note 6)                                                                          101,828
                                                                                             -------------
   Total Liabilities                                                                               293,639
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                          14,552,085
Net unrealized gains on marketable securities                                                        3,055
                                                                                             -------------
   Total Partners' Equity                                                                       14,555,140
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  14,848,779
                                                                                             =============



 The accompanying notes are an integral part of these financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002



                                                                           2003                2002
                                                                       -------------      --------------
Revenue:
   Investment                                                          $      98,661      $      151,160
   Other                                                                     148,441              82,431
                                                                       -------------      --------------
     Total Revenue                                                           247,102             233,591
                                                                       -------------      --------------

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
     of $298,426 and $194,654
     in 2003 and 2002, respectively) (Note 5)                                432,561             313,220
   Asset management fees, affiliate (Note 5)                                 263,994             259,321
   Provision for valuation of investments in
     Local Limited Partnerships (Note 4)                                     156,556                   -
   Provision for valuation of advances to
       Local Limited Partnerships (Note 4)                                    21,360                   -
   Amortization                                                               20,675              23,506
                                                                       -------------      --------------
     Total Expenses                                                          895,146             596,047
                                                                       -------------      --------------

Loss before equity in losses of Local Limited
   Partnerships                                                             (648,044)           (362,456)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                  (1,512,259)         (2,033,839)
                                                                       -------------      --------------

Net Loss                                                               $  (2,160,303)     $   (2,396,295)
                                                                       =============      ==============

Net Loss allocated:
   General Partners                                                    $     (21,603)     $      (23,963)
   Limited Partners                                                       (2,138,700)         (2,372,332)
                                                                       -------------      --------------
                                                                       $  (2,160,303)     $   (2,396,295)
                                                                       =============      ==============

Net Loss per Limited Partner
   Unit (68,929 Units)                                                 $      (31.03)     $       (34.42)
                                                                       =============      ==============


 The accompanying notes are an integral part of these financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2003 and 2002





                                                         Initial       Investor            Net
                                       General           Limited        Limited        Unrealized
                                       Partners          Partner        Partners         Gains             Total
                                      -----------      --------------   -----------     ---------       ---------------

Balance at March 31, 2001                (401,020)         5,000        19,504,703         40,502        19,149,185
                                      -----------      ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                         -              -                 -        (15,352)          (15,352)
   Net Loss                               (23,963)             -        (2,372,332)             -        (2,396,295)
                                      -----------      ---------     -------------    -----------    --------------
Comprehensive Loss                        (23,963)             -        (2,372,332)       (15,352)       (2,411,647)
                                      -----------      ---------     -------------    -----------    --------------

Balance at March 31, 2002                (424,983)         5,000        17,132,371         25,150        16,737,538
                                      -----------      ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                         -              -                 -        (22,095)          (22,095)
   Net Loss                               (21,603)             -        (2,138,700)             -        (2,160,303)
                                      -----------      ---------     -------------    -----------    --------------
Comprehensive Loss                        (21,603)             -        (2,138,700)       (22,095)       (2,182,398)
                                      -----------      ---------     -------------    -----------    --------------

Balance at March 31, 2003             $  (446,586)     $   5,000     $  14,993,671    $     3,055    $   14,555,140
                                      ===========      =========     =============    ===========    ==============

 The accompanying notes are an integral part of these financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002




                                                                           2003                2002
                                                                       -------------      --------------

Cash flows from operating activities:
   Net loss                                                            $  (2,160,303)     $   (2,396,295)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                        1,512,259           2,033,839
     Provision for valuation of investments in
       Local Limited Partnerships                                            156,556                   -
     Provision for valuation of advances to Local
       Limited Partnerships                                                   21,360                   -
     Amortization                                                             20,675              23,506
     Net gains on sales of marketable securities                              (3,037)             (2,498)
     Cash distributions included in net loss                                 (96,812)             (6,726)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Restricted cash                                                        19,872              17,595
       Other assets                                                           16,869              10,199
       Due to affiliate                                                        3,485             (35,362)
       Accrued expenses                                                          823             (36,437)
       Deferred revenue                                                      (19,872)            (17,595)
                                                                       -------------      --------------
Net cash used for operating activities                                      (528,125)           (409,774)
                                                                       -------------      --------------

Cash flows from investing activities:
   Purchases of marketable securities                                     (1,070,000)           (621,733)
   Proceeds from sales and maturities of
     marketable securities                                                 2,115,880           1,230,186
   Cash distributions received from Local Limited
     Partnerships                                                          1,035,693             351,472
   Advances to Local Limited Partnerships                                    (21,360)                  -
                                                                       -------------      --------------
Net cash provided by investing activities                                  2,060,213             959,925
                                                                       -------------      --------------

Net increase in cash and cash equivalents                                  1,532,088             550,151

Cash and cash equivalents, beginning                                       1,123,750             573,599
                                                                       -------------      --------------

Cash and cash equivalents, ending                                      $   2,655,838      $    1,123,750
                                                                       =============      ==============

 The accompanying notes are an integral part of these financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                       Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V ("the Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., a Massachusetts corporation, which serves as the Managing General Partner, and Arch Street V Limited Partnership, a Massachusetts Limited Partnership whose general partner consists of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

The Partnership's partnership agreement (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $68,928,650 ("Gross Proceeds"), net of discounts, through the sale of 68,929 Units. The offering of Units terminated on August 31, 1991.

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership Interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2003, the Managing General Partner has designated approximately $2,198,000 of cash and cash equivalents as such Reserve.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less. At times, cash and cash equivalents exceed federally insurable limits. The Partnership mitigates this risk by investing in major financial institutions.

Marketable Securities

The Partnership's marketable securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

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

Investments in Local Limited Partnerships (continued)

Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership 's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to partners for use in offsetting their Federal income tax liability.

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

The General Partners have decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2002 and 2001.

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

3.       Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross           Gross
                                                                  Unrealized      Unrealized       Fair
                                                     Cost             Gains         Losses         Value
                                                  ------------    -----------    ------------   ------------
Debt securities issued by the US
   Treasury and other US
   government corporations and agencies     $    398,892    $    12,910    $          -   $    411,802

Mortgage backed securities                        70,437          2,473               -         72,910

Other debt securities                             322,712         -             (12,328)       310,384
                                                  -------     ----------      -----------     ----------

Marketable securities at March 31, 2003      $    792,041    $    15,383    $    (12,328)  $    795,096
                                             ============    ===========    ============   =============


The contractual maturities at March 31, 2003 are as follows:
                                                                        Fair
                                                   Cost                Value

Due in less than one year                      $   721,604         $   722,186
Mortgage backed securities                          70,437              72,910
                                              -----------         ------------
                                               $   792,041         $   795,096
                                               ===========         ============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $231,000 during the year ended March 31, 2002. Proceeds from the maturities of marketable securities were approximately $2,116,000 and $999,000 during the years ended March 31, 2003 and 2002, respectively. Included in investment income are gross gains of $4,121 and $2,572 and gross losses of $1,084 and $74 that were realized on the sales during the years ended March 31, 2003 and 2002, respectively.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $     55,658,588

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,251,418)                                                                   (40,682,936)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,393,204)
                                                                                                   ----------------

Investments in Local Limited Partnerships before adjustments                                             11,582,448

Excess of investment cost over the underlying net assets acquired:

    Acquisition fees and expenses                                                                         1,006,357

    Cumulative amortization of acquisition fees and expenses                                               (293,794)
                                                                                                   ----------------

Investments in Local Limited Partnerships before reserve for valuation                                   12,295,011

Reserve for valuation of investments in Local Limited Partnerships                                       (1,007,643)
                                                                                                   ----------------

Investments in Local Limited Partnerships                                                          $     11,287,368
                                                                                                   ================

For the year end March 31, 2003, the Partnership advanced $21,360 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2002 and 2001 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                      2002              2001
                                                                                 --------------   --------------
Assets:
   Investment property, net                                                      $   92,106,048   $   96,144,786
   Other assets                                                                       8,954,189        9,288,552
                                                                                 --------------   --------------
     Total Assets                                                                $  101,060,237   $  105,433,338
                                                                                 ==============   ==============
Liabilities and Partners' Equity:
   Mortgage notes payable                                                        $   78,143,407   $   78,408,483
   Other liabilities                                                                 15,815,318       15,020,132
                                                                                 --------------   --------------
     Total Liabilities                                                               93,958,725       93,428,615
                                                                                 --------------   --------------
Partnership's Equity                                                                  3,487,277        7,801,133
Other partners' Equity                                                                3,614,235        4,203,590
                                                                                 --------------   --------------
   Total Partners' Equity                                                             7,101,512       12,004,723
                                                                                 --------------   --------------
     Total Liabilities and Partners' Equity                                      $  101,060,237   $  105,433,338
                                                                                 ==============   ==============

Summarized Income Statements - for the years
ended December 31,                                                                    2002               2001
------------------                                                               --------------   --------------

Rental and other income                                                          $   16,434,355   $   15,671,113
                                                                                 --------------   --------------

Expenses:
   Operating                                                                          9,664,757        9,064,160
   Interest                                                                           5,476,495        5,447,963
   Depreciation and amortization                                                      4,767,077        4,734,638
                                                                                 --------------   --------------
     Total Expenses                                                                  19,908,329       19,246,761
                                                                                 --------------   --------------

Net Loss                                                                         $   (3,473,974)  $   (3,575,648)
                                                                                 ==============   ==============

Partnership's share of Net Loss (2001 includes adjustments from prior years)     $   (3,315,237)  $   (3,401,970)
                                                                                 ==============   ==============
Other partners' share of Net Loss                                                $     (158,737)  $     (137,040)
                                                                                 ==============   ==============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


4. Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2003 and 2002, the Partnership has not recognized $1,843,396 and $1,368,131, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $40,418 of previously unrecognized losses in the year ended March 31, 2003.

The Partnership's equity as reflected by the Local Limited Partnerships of $3,487,277 differs from the Partnership's investments in Local Limited Partnerships before adjustments of $11,582,448 principally because: a) cumulative unrecognized losses as discussed above; b) distributions made by Local Limited Partnerships during the quarter ended March 31, 2003 are not reflected in the December 31, 2002 balance sheets of the Local Limited Partnerships; c) syndication costs charged to equity by a Local Limited Partnership are not reflected in the Partnership's investment in the Local Limited Partnership; and d) the Partnership has included advances of approximately $261,000 in investments in Local Limited Partnerships.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2003 and 2002 are $263,994 and $259,321, respectively. Included in due to affiliate at March 31, 2003 is $67,179 of Asset Management Fees due to an affiliate of the Managing General Partner. During the years ended March 31, 2003 and 2002, $262,420 and $258,288, respectively, were paid out of available cash flow to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2003 and 2002 are $298,426 and $194,654, respectively, that the Partnership has incurred these expenses. As of March 31, 2003, $90,452 is payable to an affiliate of the Managing General Partner for these expenses.

6.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned, are available to pay the Partnership its annual priority distribution. As of March 31, 2003, $165,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Supplemental Reserve.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)



7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2003 and 2002 to the net loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2002 and 2001:

                                                                                      2003              2002
                                                                                  -------------    -------------

Net Loss per financial statements                                                 $  (2,160,303)   $  (2,396,295)

Equity in losses of Local Limited Partnerships for financial reporting
   purposes in excess of equity in losses for tax purposes                               68,334          172,755

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                      (1,802,978)      (1,368,131)

Adjustment to reflect March 31 fiscal year end to December 31
   tax year end                                                                          93,856          167,693

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                      156,556                -

Provision for valuation of advances to Local Limited Partnerships
   not deductible for tax purposes                                                       21,360                -

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                   (15,780)         (12,949)

Cash distributions included in net loss for financial reporting purposes                (97,775)        (127,895)
                                                                                  -------------    -------------

Net Loss per tax return                                                           $  (3,736,730)   $  (3,564,822)
                                                                                  =============    =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2003 and December 31, 2002, respectively are as follows:

                                                             Financial
                                                             Reporting         Tax
                                                             Purposes         Purposes        Differences

Investments in Local Limited Partnerships                 $  11,287,368    $   2,040,244     $   9,247,124
                                                          =============    =============     =============
Other assets                                              $   3,561,411    $  13,251,990     $  (9,690,579)
                                                          =============    =============     ============= =
Liabilities                                               $     293,639    $     190,778     $     102,861
                                                          =============    =============     ==============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


7. Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $10,200,000 greater than for financial reporting purposes, including approximately $7,251,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $117,000; (iii) approximately $109,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 2003 are not included in the Partnership's investments in Local Limited Partnerships for tax purposes at December 31, 2002; (iv) the Partnership has provided a reserve for valuation of approximately $1,008,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

8.   Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation, however, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at March 31, 2003 were approximately $101,060,000 and $93,959,000, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $7,251,000 at March 31, 2003.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.