Form 10QSB
period 2003-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2003-08-12
CIK 852953

August 14, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended June 30, 2003
       File Number 0-19706


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

For the quarterly period ended June 30, 2003

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

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2003                                        1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2003 and 2002                                          2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              2003                                                                         3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2003 and 2002                                          4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Item 3.  Controls and Procedures                                                          11

PART II - OTHER INFORMATION

Items 1-6                                                                                 12

SIGNATURE                                                                                 13



              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   2,566,057
Restricted cash                                                                                    102,117
Marketable securities, at fair value                                                               773,825
Investments in Local Limited Partnerships (Note 1)                                              10,872,284
Other assets                                                                                        13,399
   Total Assets                                                                              $  14,327,682

Liabilities and Partners' Equity

Due to affiliate                                                                             $      17,282
Accrued expenses                                                                                    28,737
Deferred revenue                                                                                   102,117
   Total Liabilities                                                                               148,136

General, Initial and Investor Limited Partners' Equity                                          14,184,458
Net unrealized losses on marketable securities                                                      (4,912)
   Total Partners' Equity                                                                       14,179,546
   Total Liabilities and Partners' Equity                                                    $  14,327,682


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                     2003               2002
Revenue:
   Investment                                                                   $      18,332      $      29,589
   Other                                                                               98,334            101,550
     Total Revenue                                                                    116,666            131,139
Expenses:
   Asset management fees, affiliate                                                    67,179             65,605
   Provision for valuation of advances to
     Local Limited Partnerships                                                        59,952             21,360
   General and administrative
     (includes reimbursements to an affiliate
      of $50,155 and $105,612 in 2003 and
      2002, respectively)                                                              76,950            132,381
   Amortization                                                                         4,833              5,586
     Total Expenses                                                                   208,914            224,932

Loss before equity in losses of Local Limited Partnerships                            (92,248)           (93,793)

Equity in losses of Local Limited Partnerships                                       (275,379)          (452,881)

Net Loss                                                                        $    (367,627)     $    (546,674)

Net Loss allocated:
   General Partners                                                             $      (3,676)     $      (5,467)
   Limited Partners                                                                  (363,951)          (541,207)
                                                                                $    (367,627)     $    (546,674)

Net Loss per Limited Partner Unit (68,929 Units)                                $       (5.28)     $       (7.85)

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)



                                                                                         Net
                                                       Initial        Investor        Unrealized
                                      General          Limited         Limited          Gains
                                     Partners          Partner         Partners        (Losses)          Total

Balance at March 31, 2003           $  (446,586)     $   5,000    $   14,993,671    $     3,055    $  14,555,140

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -        (7,967)           (7,967)
   Net Loss                              (3,676)             -          (363,951)             -         (367,627)
Comprehensive Loss                       (3,676)             -          (363,951)       (7,967)         (375,594)

Balance at June 30, 2003            $  (450,262)     $   5,000    $   14,629,720    $   (4,912)    $  14,179,546


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                  2003                2002

Net cash used for operating activities                                       $    (276,385)        $  (230,355)

Net cash provided by investing activities                                          186,604             506,380


Net increase (decrease) in cash and cash equivalents                               (89,781)            276,025

Cash and cash equivalents, beginning                                             2,655,838           1,123,750


Cash and cash equivalents, ending                                            $   2,566,057         $ 1,399,775


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of March 31, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships and
     purchase price paid to withdrawing partners of Local Limited Partnerships                   $    55,718,540

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
     unrecognized losses of $7,864,505)                                                              (40,859,981)

Cumulative cash distributions received from Local Limited Partnerships                                (3,626,410)

Investments in Local Limited Partnerships before adjustments                                          11,232,149

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     1,006,357

     Cumulative amortization of acquisition fees and expenses                                           (298,627)

Investments in Local Limited Partnerships before reserve for valuation                                11,939,879

Reserve for valuation of investments in Local Limited Partnerships                                    (1,067,595)

Investments in Local Limited Partnerships                                                        $    10,872,284

For the three months ended June 30, 2003, the Partnership advanced $59,952 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2003 is $790,131. For the three months ended June 30, 2003, the Partnership has not recognized $514,752 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of $2,566,057, compared with $2,655,838 at March 31, 2003. The decrease is primarily attributable to net cash used for operations, partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2003, approximately $2,138,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $211,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2003, the Partnership has advanced approximately $281,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the three months ended June 30, 2003.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2003 resulted in a net loss of $367,627, as compared to a net loss of $546,674 for the same period in 2002. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships as well a decrease in general and administrative expenses. These effects were partially offset by an increase in provision for valuation of advances to Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in estimate of these amounts related to the year ended March 31, 2003 which are being expensed in the three months ended June 30, 2003. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,508 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2003. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2005 and continuing through 2008, the Compliance Period of the twenty-six Properties in which the Partnership has an interest will expire. The

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Period and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Property Discussions

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

Operations at New Center, located in Detroit, Michigan, continue to struggle. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. It is expected that a transfer of the Local General Partner interest will occur within the next several weeks.

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

A newly constructed property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the new property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal allow it to have a competitive advantage over Whispering Trace. Another Tax Credit property in close proximity to the Property is currently under construction and will further increase competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the market place, and it may become necessary for the Managing General Partner to use some of the Partnership's Reserves to fund operating deficits. However, to date, advances from the Local General Partner have allowed the Property to remain current on its debt obligations.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002


                32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2003                       BOSTON FINANCIAL QUALIFIED HOUSING
                                              TAX CREDITS L.P. V

                                             By:    Arch Street VIII, Inc.,
                                                    its Managing General Partner




                                                     /s/Jenny Netzer
                                                     Jenny Netzer
                                                     Executive Vice President
                                                     MMA Financial, LLC