Form 10QSB
period 2003-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2003-11-13
CIK 852953

November 13, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended September 30, 2003 File Number 0-19706


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

For the quarterly period ended    September 30, 2003
                                 --------------------

                        OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      -------------

                         Commission file number 0-19706


Boston  Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------
(Exact name of registrant as specified in its charter)


         Massachusetts                 04-3054464
------------------------------------   ---------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)        Identification No.)


101 Arch Street, Boston, MA                        02110-1106
---------------------------------------------      -----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (617) 439-3911
                                                   ---------------

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2003                                   1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2003 and 2002                                     2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30,
              2003                                                                         3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2003 and 2002                                     4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Item 3.     Controls and Procedures                                                       12

PART II - OTHER INFORMATION

Items 1-6                                                                                 13

SIGNATURE                                                                                 14


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   2,840,177
Restricted cash                                                                                     80,296
Marketable securities, at fair value                                                               447,243
Investments in Local Limited Partnerships (Note 1)                                              10,558,324
Other assets                                                                                         5,749
                                                                                             -------------
   Total Assets                                                                              $  13,931,789
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate                                                                             $      67,179
Accrued expenses                                                                                    39,863
Deferred revenue                                                                                    80,296
                                                                                             -------------
   Total Liabilities                                                                               187,338
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                          13,738,177
Net unrealized gains on marketable securities                                                        6,274
                                                                                             -------------
   Total Partners' Equity                                                                       13,744,451
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  13,931,789
                                                                                             =============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                             Three Months Ended                          Six Months Ended
                                      September 30,         September 30,         September 30,      September 30,
                                          2003                  2002                  2003               2002
                                      -------------         -------------         -------------    ---------------

Revenue:
  Investment                          $      (3,383)        $      26,262         $      14,949    $        55,851
  Other                                      40,172                   400               138,506            101,950
                                      -------------         -------------         -------------    ---------------
       Total Revenue                         36,789                26,662               153,455            157,801
                                      -------------         -------------         -------------    ---------------

Expenses:
   Asset management fees, affiliate          67,179                65,605               134,358            131,210
   Provision for valuation of advances
     to Local Limited Partnerships                -                     -                59,952             21,360
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $100,135 and $187,832
     in 2003 and 2002, respectively)         90,020               119,695               166,970            252,076
   Amortization                               4,833                 5,586                 9,666             11,172
                                      -------------         -------------         -------------    ---------------
       Total Expenses                       162,032               190,886               370,946            415,818
                                      -------------         -------------         -------------    ---------------

Loss before equity in losses of
  Local Limited Partnerships               (125,243)             (164,224)             (217,491)          (258,017)

Equity in losses of Local
   Limited Partnerships (Note 1)           (321,038)             (361,789)             (596,417)          (814,670)
                                      -------------         -------------         -------------    ---------------

Net Loss                              $    (446,281)        $    (526,013)        $    (813,908)   $    (1,072,687)
                                      =============         =============         =============    ===============

Net Loss allocated:
   General Partners                   $      (4,463)        $      (5,260)        $      (8,139)   $       (10,727)
   Limited Partners                        (441,818)             (520,753)             (805,769)        (1,061,960)
                                      -------------         -------------         -------------    ---------------
                                      $    (446,281)        $    (526,013)        $    (813,908)   $    (1,072,687)
                                      =============         =============         =============    ===============
Net Loss per Limited Partner
Unit (68,929 Units)                   $       (6.41)        $       (7.56)        $      (11.69)   $        (15.41)
                                      =============         =============         =============    ===============


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)




                                                       Initial       Investor        Net
                                      General          Limited       Limited         Unrealized
                                     Partners          Partner       Partners        Gains             Total
                                    -----------      ----------   --------------     ----------   --------------

Balance at March 31, 2003           $  (446,586)     $   5,000    $   14,993,671    $     3,055    $  14,555,140
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -          3,219            3,219
   Net Loss                              (8,139)             -          (805,769)             -         (813,908)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Income (Loss)              (8,139)             -          (805,769)         3,219         (810,689)
                                    -----------      ---------    --------------    -----------    -------------

Balance at September 30, 2003       $  (454,725)     $   5,000    $   14,187,902    $     6,274    $  13,744,451
                                    ===========      =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                                                  2003                2002
                                                                             -------------         -----------

Net cash used for operating activities                                       $    (300,314)        $  (339,122)

Net cash provided by (used for) investing activities                               484,653            (110,256)
                                                                             -------------         -----------
Net increase (decrease) in cash and cash equivalents                               184,339            (449,378)

Cash and cash equivalents, beginning                                             2,655,838           1,123,750
                                                                             -------------         -----------
Cash and cash equivalents, ending                                            $   2,840,177         $   674,372
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of June 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships and

     purchase price paid to withdrawing partners of Local Limited Partnerships                   $    55,718,540

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
     unrecognized losses of $8,326,709)                                                              (41,191,177)

Cumulative cash distributions received from Local Limited Partnerships                                (3,604,341)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustments                                          10,923,022

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     1,006,357

     Cumulative amortization of acquisition fees and expenses                                           (303,460)
                                                                                                 ---------------

Investments in Local Limited Partnerships before reserve for valuation                                11,625,919

Reserve for valuation of investments in Local Limited Partnerships                                    (1,067,595)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $    10,558,324
                                                                                                 ===============

For the six months ended September 30, 2003, the Partnership advanced $59,952 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2003 is $1,583,532. For the six months ended September 30, 2003, the Partnership has not recognized $987,115 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of $2,840,177, compared with $2,655,838 at March 31, 2003. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2003, approximately $2,128,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $220,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2003, the Partnership has advanced approximately $281,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the six months ended September 30, 2003.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2003 resulted in a net loss of $446,281, as compared to a net loss of $526,013 for the same period in 2002. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships as well a decrease in general and administrative expenses. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in estimate of these amounts related to the year ended March 31, 2002 which were expensed in the three months ended September 30, 2002.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2003 resulted in a net loss of $813,908, as compared to a net loss of $1,072,687 for the same period in 2002. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships as well a decrease in general and administrative expenses. These effects were partially offset by an increase in provision for valuation of advances to Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in estimate of these amounts related to the year ended March 31, 2002 which were expensed in the six months ended September 30, 2002. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2005 and continuing through 2008, the Compliance Period of the twenty-six Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in six Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

As previously reported, the Local General Partner of Westover Station, located in Newport News, Virginia, reached an agreement with the Property's lender to refinance the debt on the Property. As part of the refinancing, which closed on November 1, 2002, the Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of approximately $668,000. The Managing General Partner retained the entire amount of the proceeds in the Partnership's Reserves, as permitted by and in accordance with, the Local Limited Partnership Agreement. The Managing General Partner, on behalf of the Partnership, also negotiated an agreement with the Local General Partner that will allow the Partnership to dispose of its interest in the Property after the end of its Compliance Period, which is December 2006.

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. A replacement has been found and has executed the necessary documents to become the replacement Local General Partner, however, the lender has not yet approved the transaction.

As previously reported regarding Westgate, located in Bismark, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date on which the Managing General Partner had the right to transfer the remaining interest did not occur until September 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest is put to the new Local General Partner. The Property generated its last Tax Credits during 2001. Furthermore, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired.

As previously reported, in April 2000, a replacement site management company was brought in to manage operations at Carib II and Carib III, located in St. Croix, Virgin Islands. The replacement site management company stated its desire to purchase the General and Limited Partner interests in the Properties and, effective January 1, 2001, assumed the Local General Partner interest in the Properties. Furthermore, the Managing General Partner negotiated a plan that ultimately transfers the Partnership's interest in the Properties to the new Local General Partner. The plan includes provisions to minimize the risk of recapture.

As previously reported, a newly constructed property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the new property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal provide a competitive advantage over Whispering Trace. Another Tax Credit property in close proximity to the Property is currently under construction and will further increase competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the market place. As a result, debt service coverage and working capital are below appropriate levels. It may become necessary for the Managing General Partner to use some of the Partnership's Reserves to fund operating deficits. However, to date, advances from the Local General Partner have allowed the Property to remain current on its debt obligations.

The Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to an unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner has the right to put its interest in either of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 2003          BOSTON FINANCIAL QUALIFIED HOUSING
                                   TAX CREDITS L.P. V

                           By:     Arch Street VIII, Inc.,
                                   its Managing General Partner




                                   /s/Jenny Netzer
                                   Jenny Netzer
                                   Executive Vice President
                                   MMA Financial, LLC