Form 10QSB
period 2003-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2004-02-12
CIK 852953

February 12, 2004



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended December 31, 2003 File Number 0-19706


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

For the quarterly period ended      December 31, 2003
                                ------------------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------        -------------

                         Commission file number 0-19706

   Boston  Financial Qualified Housing Tax Credits L.P. V
----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


 Massachusetts                                04-3054464
-------------------------------------     --------------------------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)            Identification No.)


     101 Arch Street, Boston, MA                       02110-1106
--------------------------------------------   -------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2003                                    1

          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2003 and 2002                                      2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31,
              2003                                                                         3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2003 and 2002                                      4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Item 3.     Controls and Procedures                                                       12

PART II - OTHER INFORMATION

Items 1-6                                                                                 13

SIGNATURE                                                                                 14


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   2,895,889
Restricted cash                                                                                     80,477
Marketable securities, at fair value                                                               239,310
Investments in Local Limited Partnerships (Note 1)                                              10,311,849
Other assets                                                                                         5,121
                                                                                             -------------
   Total Assets                                                                              $  13,532,646
                                                                                             =============

Liabilities and Partners' Equity

Accrued expenses                                                                             $      52,686
Deferred revenue                                                                                    80,477
                                                                                             -------------
   Total Liabilities                                                                               133,163
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                          13,397,573
Net unrealized gains on marketable securities                                                        1,910
                                                                                             -------------
   Total Partners' Equity                                                                       13,399,483
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  13,532,646
                                                                                             =============

                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                             Three Months Ended                          Nine Months Ended
                                      December 31,          December 31,          December 31,       December 31,
                                          2003                  2002                  2003               2002
                                      -------------         -------------         -------------    ---------------

Revenue:
  Investment                          $      12,038         $      24,251         $      26,987    $        80,102
  Recovery of advances to Local
   Limited Partnerships                       5,000                     -                     -                  -
  Other                                      (6,233)               39,790               132,273            141,740
                                      -------------         -------------         -------------    ---------------
       Total Revenue                         10,805                64,041               159,260            221,842
                                      -------------         -------------         -------------    ---------------

Expenses:
   Asset management fees, affiliate          67,179                65,605               201,537            196,815
   Provision for valuation of advances
     to Local Limited Partnerships,
      net of recovery                             -                     -                54,952             21,360
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $152,590 and $207,313
     in 2003 and 2002, respectively)         78,422                58,126               245,392            310,202
   Amortization                               4,833                 4,334                14,499             15,506
                                      -------------         -------------         -------------    ---------------
       Total Expenses                       150,434               128,065               516,380            543,883
                                      -------------         -------------         -------------    ---------------

Loss before equity in losses of
  Local Limited Partnerships               (139,629)              (64,024)             (357,120)          (322,041)

Equity in losses of Local
   Limited Partnerships (Note 1)           (200,975)             (187,828)             (797,392)        (1,002,498)
                                      -------------         -------------         -------------    ---------------

Net Loss                              $    (340,604)        $    (251,852)        $  (1,154,512)   $    (1,324,539)
                                      =============         =============         =============    ===============
Net Loss allocated:
   General Partners                   $      (3,406)        $      (2,518)        $     (11,545)   $       (13,245)
   Limited Partners                        (337,198)             (249,334)           (1,142,967)        (1,311,294)
                                      -------------         -------------         -------------    ---------------
                                      $    (340,604)        $    (251,852)        $  (1,154,512)   $    (1,324,539)
                                      =============         =============         =============    ===============
Net Loss per Limited Partner
Unit (68,929 Units)                   $      (4.89)         $       (3.61)        $     (16.58)    $        (19.02)
                                      =============         =============         =============    ===============

                 The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)


                                                       Initial       Investor           Net
                                      General          Limited       Limited       Unrealized
                                     Partners          Partner       Partners         Gains            Total
                                    -----------      ---------    --------------   -------------   -------------

Balance at March 31, 2003           $  (446,586)     $   5,000    $   14,993,671    $     3,055    $  14,555,140
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -        (1,145)           (1,145)
   Net Loss                             (11,545)             -        (1,142,967)             -       (1,154,512)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Loss                      (11,545)             -        (1,142,967)       (1,145)       (1,155,657)
                                    -----------      ---------    --------------    ----------     -------------

Balance at December 31, 2003        $  (458,131)     $   5,000    $   13,850,704    $     1,910    $  13,399,483
                                    ===========      =========    ==============    ===========    =============

   The accompanying notes are an integral part of
                          these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                                                  2003                 2002
                                                                             -------------         ------------

Net cash used for operating activities                                       $    (494,666)        $   (475,568)

Net cash provided by investing activities                                          734,717            1,755,448
                                                                             -------------         ------------

Net increase in cash and cash equivalents                                          240,051            1,279,880

Cash and cash equivalents, beginning                                             2,655,838            1,123,750
                                                                             -------------         ------------

Cash and cash equivalents, ending                                            $   2,895,889         $  2,403,630
                                                                             =============         ============



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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of September 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships and

     purchase price paid to withdrawing partners of Local Limited Partnerships                   $    55,713,540

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
     unrecognized losses of $8,764,189)                                                              (41,392,152)

Cumulative cash distributions received from Local Limited Partnerships                                (3,645,008)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustments                                          10,676,380

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     1,006,357

     Cumulative amortization of acquisition fees and expenses                                           (308,293)
                                                                                                 ----------------

Investments in Local Limited Partnerships before reserve for valuation                                11,374,444

Reserve for valuation of investments in Local Limited Partnerships                                    (1,062,595)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $    10,311,849
                                                                                                 ===============


For the nine months ended December 31, 2003, the Partnership advanced, net of repayments, $54,952 to two of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2003 is $2,221,986. For the nine months ended December 31, 2003, the Partnership has not recognized $1,424,594 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of $2,895,889, compared with $2,655,838 at March 31, 2003. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2003, approximately $2,133,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $220,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2003, the Partnership has advanced approximately $276,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the nine months ended December 31, 2003.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2003 resulted in a net loss of $340,604, as compared to a net loss of $251,852 for the same period in 2002. The increase in net loss is primarily attributable to a decrease in other revenue, as well as an increase in general and administrative expenses. The decrease in other revenue relates to fewer distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expense is primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in estimate of these amounts related to the year ended March 31, 2004 which were expensed in the three months ended December 31, 2003.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2003 resulted in a net loss of $1,154,512, as compared to a net loss of $1,324,539 for the same period in 2002. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships as well a decrease in general and administrative expenses. These effects were partially offset by a decrease in investment income and an increase in provision for valuation of advances to Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in rental income at some Properties and an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in estimate of these amounts related to the year ended March 31, 2002 which were expensed in the nine months ended December 31, 2002. The decrease in investment income is due to a decrease in the average balance of funds held for investment and losses realized by the Partnership on sales and maturities. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership.

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

As previously reported, the Local General Partner of Westover Station, located in Newport News, Virginia, reached an agreement with the Property's lender to refinance the debt on the Property. As part of the refinancing, which closed on February 1, 2002, the Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of approximately $668,000. The Managing General Partner, on behalf of the Partnership, also negotiated an agreement with the Local General Partner that will allow the Partnership to dispose of its interest in the Property after the end of its Compliance Period, which is December 2006.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. A replacement has been found and has executed the necessary documents to become the replacement Local General Partner. However, the replacement Local General Partner is awaiting the receipt of funds from the Detroit Housing Commission, which it expects to obtain by the end of February 2004 to contribute into the local Limited Partnership prior to effecting the transfer.

As previously reported regarding Westgate, located in Bismark, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date on which the Managing General Partner had the right to transfer the remaining interest did not occur until December 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest is put to the new Local General Partner. The Property generated its last Tax Credits during 2001. Furthermore, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired.

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

As previously reported, a property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal provide a competitive advantage over Whispering Trace. Other Tax Credit properties as well as entry-level homes in the area further increase competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage and working capital are below appropriate levels. It may become necessary for the Managing General Partner to use some of the Partnership's Reserves to fund operating deficits. However, to date, advances from the Local General Partner have allowed the Property to remain current on its debt obligations.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to an unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner has the right to put its interest in either of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Other Development

During the period ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a)   Exhibits

                        31.1   Certification of Jenny Netzer pursuant to
                               section 302 of the Sarbanes-Oxley Act of 2002

                        32.1   Certification of Jenny Netzer pursuant to
                               section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 2004         BOSTON FINANCIAL QUALIFIED HOUSING
                                  TAX CREDITS L.P. V

                                  By:     Arch Street VIII, Inc.,
                                          its Managing General Partner




                                  /s/Jenny Netzer
                                  Jenny Netzer
                                  Executive Vice President
                                  MMA Financial, LLC