Form 10KSB
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2004-06-29
CIK 852953

June 30, 2004




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-KSB for the Year Ended March 31, 2004 File Number 0-19706


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

For the fiscal year ended                              March 31, 2004
                          ----------------------------------------------------

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------     ------------------

          Commission file number 0-19706

      Boston  Financial Qualified Housing Tax Credits L.P. V
---------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                      Massachusetts                        04-3054464
---------------------------------------------------      -----------------
             (State or other jurisdiction of             (I.R>S. Employer
              incorporation or organization)             Identification No.)

               101 Arch Street, Boston, MA               02110-1106
------------------------------------------------------ ---------------------
             (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code          (617) 439-3911
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

                        $60,904,650 as of March 31, 2004

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12



              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


                                                                            Page No.

PART I

     Item 1       Business                                                      K-3
     Item 2       Properties                                                    K-6
     Item 3       Legal Proceedings                                             K-12
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                              K-12

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                               K-12
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 K-12
     Item 7       Financial Statements and Supplementary Data                   K-17
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                        K-17

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

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2004, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Timothy House Limited Partnership and Maiden Choice Limited Partnership, representing 10.07%, have Shelter Development Corp. as Local General Partner;
(ii) Cobblestone Place Townhomes, A Limited Partnership, Kensington Place Townhomes, A Limited Partnership and Whispering Trace Apartments, A Limited Partnership, representing 11.92%, have Flournoy Development Co. as Local General Partner; (iii) Silver Creek II, Ltd. and Cedar Lane I, Ltd., representing 0.87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak Apartment, L.P., Yester Oaks, L.P., Archer Village, Ltd. and Ocean View Apartments, L.P., representing 2.02%, have Seals & Associates, Inc. & E. Lamar Seals as Local General Partners; (v) Bixel House, A California Limited Partnership and Harmony Apartments, A California Limited Partnership, representing 7.07%, have Julian Weinstock Construction Co., Inc. as Local General Partner; and (vi) St. Croix II Limited Partnership and Christiansted Limited Dividend Housing Association, representing 1.21%, have Rialto Properties, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

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

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street V Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, LLC., ("MMA") an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

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




                                                      Capital Contributions
                                                      Total           Paid      Mortgage loans                        Occupancy
Local Limited Partnership             Number       Committed at      through    payable at             Type               At
Property Name                          Of           March 31,       March 31,   December 31,            of             March 31,
Property Location                  Apt. Units         2004           2004         2003                Subsidy*           2004
--------------------------------- -------------- ------------------------------ ---------------     -------------    ------------

Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                     241              $8,418,667      $8,418,667 $16,989,260              None               100%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD                     101               2,513,300       2,513,300   3,924,428              None                99%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                           36                 288,587         288,587   1,058,477              None               100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                            24                 193,278         193,278     757,419              None               100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                         168               3,604,720       3,604,720   5,373,429              None                93%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                        81               2,373,295       2,373,295   2,895,725              None                85%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                      40                 293,519         293,519   1,239,091              None               100%



                                                     Capital Contributions
                                                      Total            Paid     Mortgage loans                          Occupancy
Local Limited Partnership             Number        Committed at      through   payable at               Type               at
Property Name                           Of           March 31,        March 31, December 31,               of             March 31,
Property Location                  Apt. Units          2004           2004         2003                Subsidy*            2004
----------------------------------  ----------   --------------   ----------------------------     -------------   ----------------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                        44              319,254         319,254    1,268,414              FmHA               100%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL                 42              334,177         334,177    1,348,178              None                95%

Burbank Limited Partnership I (2)
Wheeler House
Nashua, NH

Archer Village, Ltd.
Archer Village
Archer, FL                           24              171,380         171,380      697,625              FmHA                92%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA                144            2,791,280       2,791,280    4,285,924              None               100%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                          112            3,064,250       3,064,250    2,306,891              None                97%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                    108            1,972,947       1,972,947    3,348,225              None                98%





                                                   Capital Contributions
                                                       Total             Paid    Mortgage loans                         Occupancy
Local Limited Partnership            Number          Committed at     through    payable at               Type             at
Property Name                          of             March 31,       March 31,  December 31,               of           March 31,
Property Location                   Apt. Units          2004           2004        2003                Subsidy*           2004
----------------------------------  -------------- -------------    ------------  -------------     -------------    -------------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                        24                 322,260         322,260  1,459,939              FmHA               100%

St. Croix II Limited Partnership Carib II
St. Croix, VI                        20                 347,680          347,680 1,383,580              FmHA               100%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                        40               1,093,330        1,093,330 1,269,269              None                98%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                         104               3,077,187        3,077,187 2,825,063            Section 8             73%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                        24                 982,358          982,358 1,400,000              None               100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL                    100               2,356,133        2,356,133 2,697,978              None                93%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL                    136               3,153,173        3,153,173 3,652,985              None                90%





                                                Capital Contributions
                                              Total              Paid           Mortgage loans                      Occupancy
Local Limited Partnership      Number       Committed at         through          payable at         Type               At
Property Name                   of           March 31,          March 31,        December 31,        of             March 31,
Property Location            Apt. Units       2004               2004              2003             Subsidy*            2004
----------------------------------        --------------      -----------------   --------------    -------------   --------------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                      60                 935,893             935,893  1,516,034              None                97%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                     144               4,154,667           4,154,667  3,583,177              None                90%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                  76                 710,677             710,677    602,536            Section 8             91%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA              65               3,203,996           3,203,996  2,841,429              None               100%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                    96               2,910,453           2,910,453  2,811,106              None                95%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                   303               5,811,237           5,811,237  7,137,240            Section 8             97%
                              -------            ------------       ------------ -------------
                              2,357            $ 55,397,698        $ 55,397,698  $78,673,422
                              ======            ============       ============  =============


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

As of March 31, 2004, there were 3,146 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2004 and 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------

Executive Level Overview

The Partnership was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions.

The Partnership's investment portfolio consists of limited partnership interests in twenty-six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,512 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated from 2004 through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Between 2005 and continuing through 2008, the Compliance Period of the twenty-six Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in seven Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

Other Development

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exits, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($9,894,094 at March 31, 2004).

Liquidity and capital resources

At March 31, 2004, the Partnership had cash and cash equivalents of $3,037,678, compared with $2,655,838 at March 31, 2003. The increase is attributable to proceeds from maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities and advances made to one Local Limited Partnership.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2004, approximately $2,130,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $223,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2004, the Partnership has advanced approximately $276,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2004. It is not expected that cash available for distribution, if any, will be significant during the 2004 calendar year. Based on the results of 2003 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Partnership's results of operations for the year ended March 31, 2004 resulted in a net loss of $1,681,771 as compared to a net loss of $2,160,303 for the same period in 2003. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships, a decrease in provision for valuation of investments in Local Limited Partnerships, and a decrease in general and administrative expenses. The effects were partially offset by a decrease in investment income and an increase in provision for valuation of advances of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership. The decrease in investment income is due to a decrease in the average balance of funds held for investment and losses realized by the Partnership on maturities of marketable securities. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership during the current year.

Low-income housing tax credits

The 2003 and 2002 Tax Credits per Unit were $1.69 and $28.45, respectively. The Tax Credit per Limited Partner stabilized at approximately $150.00 per Unit in 1993. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its interests in the Local Limited Partnerships for the foreseeable future.

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

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. A replacement was identified and executed the necessary documents to become the replacement Local General Partner. However, the replacement Local General Partner was awaiting the receipt of funds from the Detroit Housing Commission it expected to obtain during the first quarter of 2004 to contribute into the Local Limited Partnership prior to affecting the transfer. These funds have been received and the replacement of the Local General Partner is expected to occur in the second quarter of 2004. The replacement Local General Partner will provide to the Partnership a Put Option Agreement that allows for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount after the Property's Compliance Period ends on December 31, 2006.

As previously reported regarding Park Century (a/k/a Westgate), located in Bismark, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date on which the Managing General Partner had the right to transfer the remaining interest did not occur until December 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest is put to the new Local General Partner. The Property generated its last Tax Credits during 2001. The new Local General Partner also has the right to call the remaining interest after the Compliance Period has expired.

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

As previously reported, a Property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the Property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal provide a competitive advantage over Whispering Trace. Other Tax Credit Properties as well as entry-level homes in the area further increase competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage is below appropriate levels. It may become necessary for the Managing General Partner to use some of the Partnership's Reserves to fund operating deficits. However, to date, advances from the Local General Partner have allowed the Property to remain current on its debt obligations.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2004 and 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA Financial, LLC. The Managing General Partner was incorporated in June 1989. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                 Executive Vice President, Tax Credit Equity Group
Michael H. Gladstone         Principal, Member

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

Jenny Netzer, age 48, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financials new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2004, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                                     Amount
           Title of      Name and Address            Beneficially    Percent of
             Class       of Beneficial Owner          Owned             Class
          ---------      -------------------       ------------    -----------

       Limited           Oldham Institutional
                         Tax Credits LLC             8,024 Units       11.64%
       Partner           101 Arch Street
                         Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2004. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, and herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street L.P. owns five (unregistered) Units not included in the 68,929 Units sold to the public. Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street L.P., MMA Financial, LLC nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expenses reimbursements made in the two years ended March 31, 2004 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. These costs are fully amortized as of March 31, 2004. Total organizational and offering expenses, exclusive of selling commissions, did not exceed 5.5% of Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees, expenses or selling expenses were paid during the two years ended March 31, 2004.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. As of March 31, 2004, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2004 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2004.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2004 are as follows:
                                            2004           2003
                                          ----------     -------------
   Asset management fees                  $  269,993     $     263,994

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2004 are as follows:


                                           2004           2003
                                         ----------     -------------

   Salaries and benefits                 $  233,214     $     298,426




Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended
March 31, 2004.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates for the two years ended March 31, 2004 is presented in Note 5 to the Financial Statements.

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

 (c) Reports on form 8-K

         No Reports on Form 8-K were filed during the year ended March 31, 2004.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                              Date:    June 30, 2004
           ---------------------------------------              -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                              Date:    June 30, 2004
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                     Date:   June 30, 2004
           -----------------------------                       -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                          Annual Report on Form 10-KSB
                        For The Year Ended March 31, 2004
                                      Index



                                                                              Page No.

Report of Independent Registered Public Accounting Firm
    For the years ended March 31, 2004 and 2003                                 F-2

Financial Statements

    Balance Sheet - March 31, 2004                                              F-3

    Statements of Operations - For the years ended
       March 31, 2004 and 2003                                                  F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2004 and 2003                              F-5

    Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                                  F-6

    Notes to the Financial Statements                                           F-7


             Report of Independent Registered Public Accounting Firm

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $9,894,094 at March 31, 2004, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(1,155,892) and $(1,512,259) for the years ended March 31, 2004 and 2003, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 24, 2004

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                                 BALANCE SHEET
                                 March 31, 2004




Assets

Cash and cash equivalents                                                                    $   3,037,678
Restricted cash (Note 6)                                                                            80,651
Marketable securities, at fair value (Note 3)                                                       32,290
Investments in Local Limited Partnerships (Note 4)                                               9,894,094
Other assets                                                                                           613
                                                                                             -------------
   Total Assets                                                                              $  13,045,326
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                    $      68,454
Accrued expenses                                                                                    25,088
Deferred revenue (Note 6)                                                                           80,651
                                                                                             -------------
   Total Liabilities                                                                               174,193
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                          12,870,314
Net unrealized gains on marketable securities                                                          819
                                                                                             -------------
   Total Partners' Equity                                                                       12,871,133
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  13,045,326
                                                                                             =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                           2004                2003
                                                                       -------------      --------------
Revenue:
   Investment                                                          $      34,699      $       98,661
   Other                                                                     139,470             148,441
                                                                       -------------      --------------
     Total Revenue                                                           174,169             247,102
                                                                       -------------      --------------

Expenses:
   Asset management fees, affiliate (Note 5)                                 269,993             263,994
   Provision for valuation of advances to
       Local Limited Partnerships, net of recovery (Note 4)                   54,952              21,360
   Provision for valuation of investments in
     Local Limited Partnerships (Note 4)                                           -             156,556
   General and administrative
     (includes reimbursements to an affiliate
     of $233,214 and $298,426
     in 2004 and 2003, respectively) (Note 5)                                356,684             432,561
   Amortization                                                               18,419              20,675
                                                                       -------------      --------------
     Total Expenses                                                          700,048             895,146
                                                                       -------------      --------------

Loss before equity in losses of Local Limited
   Partnerships                                                             (525,879)           (648,044)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                  (1,155,892)         (1,512,259)
                                                                       -------------      --------------

Net Loss                                                               $  (1,681,771)     $   (2,160,303)
                                                                       =============      ==============

Net Loss allocated:
   General Partners                                                    $     (16,818)     $      (21,603)
   Limited Partners                                                       (1,664,953)         (2,138,700)
                                                                       -------------      --------------
                                                                       $  (1,681,771)     $   (2,160,303)
                                                                       =============      ==============
Net Loss per Limited Partner
   Unit (68,929 Units)                                                 $      (24.15)     $       (31.03)
                                                                       =============      ==============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2004 and 2003





                                                         Initial       Investor            Net
                                       General           Limited        Limited        Unrealized
                                       Partners          Partner        Partners         Gains             Total
                                      -----------      --------------  -----------      ---------      ---------------

Balance at March 31, 2002             $  (424,983)     $   5,000     $  17,132,371    $    25,150    $   16,737,538
                                      -----------      ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                         -              -                 -        (22,095)          (22,095)
   Net Loss                               (21,603)             -        (2,138,700)             -        (2,160,303)
                                      -----------      ---------     -------------    -----------    --------------
Comprehensive Loss                        (21,603)             -        (2,138,700)       (22,095)       (2,182,398)
                                      -----------      ---------     -------------    -----------    --------------

Balance at March 31, 2003                (446,586)         5,000        14,993,671          3,055        14,555,140
                                      -----------      ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                         -              -                 -         (2,236)           (2,236)
   Net Loss                               (16,818)             -        (1,664,953)             -        (1,681,771)
                                      -----------      ---------     -------------    -----------    --------------
Comprehensive Loss                        (16,818)             -        (1,664,953)        (2,236)       (1,684,007)
                                      -----------      ---------     -------------    -----------    --------------

Balance at March 31, 2004             $  (463,404)     $   5,000     $  13,328,718    $       819    $   12,871,133
                                      ===========      =========     =============    ===========    ==============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)





                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003




                                                                           2004                2003
                                                                       -------------      --------------

Cash flows from operating activities:
   Net loss                                                            $  (1,681,771)     $   (2,160,303)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                        1,155,892           1,512,259
     Provision for valuation of advances to Local
       Limited Partnerships, net of recovery                                  54,952              21,360
     Provision for valuation of investments in
       Local Limited Partnerships                                                  -             156,556
     Amortization                                                             18,419              20,675
     Net (gain) loss on maturities of marketable securities                   16,477              (3,037)
     Cash distributions included in net loss                                 (89,140)            (96,812)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Restricted cash                                                        21,177              19,872
       Other assets                                                            8,036              16,869
       Due to affiliate                                                      (89,177)              3,485
       Accrued expenses                                                       (9,092)                823
       Deferred revenue                                                      (21,177)            (19,872)
                                                                       -------------      --------------
Net cash used for operating activities                                      (615,404)           (528,125)
                                                                       -------------      --------------

Cash flows from investing activities:
   Purchases of marketable securities                                              -          (1,070,000)
   Proceeds from maturities of marketable securities                         744,093           2,115,880
   Advances to Local Limited Partnerships                                    (59,952)            (21,360)
   Reimbursement of advances to Local Limited
     Partnerships                                                              5,000                   -
   Cash distributions received from Local Limited
     Partnerships                                                            308,103           1,035,693
                                                                       -------------      --------------
Net cash provided by investing activities                                    997,244           2,060,213
                                                                       -------------      --------------

Net increase in cash and cash equivalents                                    381,840           1,532,088

Cash and cash equivalents, beginning                                       2,655,838           1,123,750
                                                                       -------------      --------------

Cash and cash equivalents, ending                                      $   3,037,678      $    2,655,838
                                                                       =============      ==============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                       Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V ("the Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., a Massachusetts corporation, which serves as the Managing General Partner, and Arch Street V Limited Partnership, a Massachusetts Limited Partnership whose general partner consists of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, LLC ("MMA"). The fiscal year of the Partnership ends on March 31.

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

The Partnership's partnership agreement (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $68,928,650 ("Gross Proceeds"), net of discounts, through the sale of 68,929 Units. The offering of Units terminated on August 31, 1991.

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership Interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2004, the Managing General Partner has designated approximately $2,130,000 of cash and cash equivalents as such Reserve.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership 's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

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

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The General Partners have decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2003 and 2002.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

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

3.       Marketable Securities

A summary of marketable securities is as follows:

                                                                      Gross          Gross
                                                                  Unrealized      Unrealized       Fair
                                                     Cost           Gains          Losses         Value

Mortgage backed securities                        $     31,471    $       819     $         -   $     32,290
                                                  ------------    -----------     -----------   ------------

Marketable securities at March 31, 2004           $     31,471    $       819     $         -   $     32,290
                                                  ============    ===========     ===========   ============

The contractual maturities at March 31, 2004 are as follows:
                                                                                                Fair
                                                                            Cost                Value

Mortgage backed securities                                               $    31,471         $    32,290
                                                                         ===========         ============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $744,000 and $2,116,000 during the years ended March 31, 2004 and 2003, respectively. Included in investment income are gross gains of $1,277 and $4,121 and gross losses of $17,754 and $1,084 that were realized on the maturities during the years ended March 31, 2004 and 2003, respectively.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, most of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Huguenot Park and Westgate, where the Partnership's ownership interests are 95%, 88.55% and 49.5%, respectively. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Properties at the end of the tax credit compliance periods at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $     55,713,540

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $9,579,524)                                                                   (41,749,688)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,701,307)
                                                                                                   ----------------

Investments in Local Limited Partnerships before adjustments                                             10,262,545

Excess of investment cost over the underlying assets acquired:

    Acquisition fees and expenses                                                                         1,006,357

    Cumulative amortization of acquisition fees and expenses                                               (312,213)
                                                                                                   ----------------

Investments in Local Limited Partnerships before impairment allowance                                    10,956,689

Impairment allowance on investments in Local Limited Partnerships                                        (1,062,595)
                                                                                                   ----------------

Investments in Local Limited Partnerships                                                          $      9,894,094
                                                                                                   ================

For the year end March 31, 2004, the Partnership advanced $59,952 to one of the Local Limited Partnerships, all of which was impaired. In addition, $5,000 was reimbursed from another Local Limited Partnership relating to advances made in previous years. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2003 and 2002 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                      2003              2002
                                                                                 --------------   --------------
Assets:
   Investment property, net                                                      $   87,959,158   $   92,106,048
   Other assets                                                                       9,068,999        8,954,189
                                                                                 --------------   --------------
     Total Assets                                                                $   97,028,157   $  101,060,237
                                                                                 ==============   ==============
Liabilities and Partners' Equity:
   Mortgage notes payable                                                        $   78,673,422   $   78,143,407
   Other liabilities                                                                 15,326,514       15,815,318
                                                                                 --------------   --------------
     Total Liabilities                                                               93,999,936       93,958,725
                                                                                 --------------   --------------

Partnership's Equity (deficiency)                                                      (262,133)       3,487,277
Other partners' Equity                                                                3,290,354        3,614,235
                                                                                 --------------   --------------
     Total Partners' Equity                                                           3,028,221        7,101,512
                                                                                 --------------   --------------
     Total Liabilities and Partners' Equity                                      $   97,028,157   $  101,060,237
                                                                                 ==============   ==============

Summarized Income Statements - for the years
ended December 31,                                                                    2003               2002
------------------                                                               --------------   --------------

Rental and other income                                                          $   17,068,985   $   16,434,355
                                                                                 --------------   --------------

Expenses:
   Operating                                                                         10,393,706        9,664,757
   Interest                                                                           5,478,199        5,476,495
   Depreciation and amortization                                                      4,668,930        4,767,077
                                                                                 --------------   --------------
     Total Expenses                                                                  20,540,835       19,908,329
                                                                                 --------------   --------------

Net Loss                                                                         $   (3,471,850)  $   (3,473,974)
                                                                                 ==============   ==============

Partnership's share of Net Loss (2003 includes adjustments from prior years)     $   (3,394,858)  $   (3,315,237)
                                                                                 ==============   ==============
Other partners' share of Net Loss                                                $      (82,308)  $     (158,737)
                                                                                 ==============   ==============


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)


4. Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2004 and 2003, the Partnership has not recognized $2,238,966 and $1,843,396, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $40,418 were included in losses recognized in the year ended March 31, 2004.

The Partnership's equity as reflected by the Local Limited Partnerships of ($262,133) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $10,262,545 primarily due to: i) cumulative unrecognized losses as discussed above; ii) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2004 are not reflected in the December 31, 2003 balance sheets of the Local Limited Partnerships; iii) syndication costs charged to equity by a Local Limited Partnership; iv) advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships and v) differences in the accounting treatment of miscellaneous items.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2004 and 2003 are $269,993 and $263,994, respectively. Included in due to affiliate at March 31, 2004 is $68,454 of Asset Management Fees. During the years ended March 31, 2004 and 2003, $268,718 and $262,420, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2004 and 2003 are $233,214 and $298,426, respectively, that the Partnership incurred for these expenses. As of March 31, 2004, all reimbursements to an affiliate of the Managing General Partner for these expenses have been paid.

6.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned thereon, is available to pay the Partnership its annual priority distribution. As of March 31, 2004, $187,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Supplemental Reserve.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)



7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                      2004              2003
                                                                                  -------------    -------------

Net Loss per financial statements                                                 $  (1,681,771)   $  (2,160,303)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax (financial reporting) purposes        (69,364)          68,334

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                      (2,238,966)      (1,802,978)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                         561           93,856

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                   (18,036)         (15,780)

Provision for valuation of advances to Local Limited Partnerships, net of recovery
   not deductible for tax purposes                                                       54,952           21,360

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                            -          156,556

Cash distributions included in net loss for financial reporting purposes                (88,177)         (97,775)
                                                                                  -------------    -------------

Net Loss per tax return                                                           $  (4,040,801)   $  (3,736,730)
                                                                                  =============    =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                             Financial
                                                             Reporting           Tax
                                                             Purposes         Purposes        Differences

Investments in Local Limited Partnerships                 $   9,894,094    $  (1,759,669)    $ 11,653,763
                                                          =============    =============     ============
Other assets                                              $   3,151,232    $  12,953,488     $  (9,802,256)
                                                          =============    =============     =============
Liabilities                                               $     174,193    $     133,164     $      41,029
                                                          =============    =============     =============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)


7. Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $12,600,000 greater than for financial reporting purposes, including approximately $9,580,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $135,000; (iii) approximately $56,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 2004 are not included in the Partnership's investments in Local Limited Partnerships for tax purposes at December 31, 2003; (iv) the Partnership has provided an impairment allowance of approximately $1,063,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

8.   Newly Issued Accounting Standard

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($9,894,094 at March 31, 2004).