Form 10QSB
period 2004-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2004-08-13
CIK 852953

August 13, 2004



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended June 30, 2004
       File Number 0-19706


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

For the quarterly period ended                June 30, 2004
                                       ----------------------------------------

                                                         OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                            to
                               --------------------              -------------

                         Commission file number 0-19706

             Boston  Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Massachusetts                        04-3054464
-------------------------------------------      ------------------------------
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)              Identification No.)


               101 Arch Street, Boston, MA                     02110-1106
------------------------------------------------------   ----------------------
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2004                                        1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2004 and 2003                                          2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              2004                                                                         3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2004 and 2003                                          4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Item 3.     Controls and Procedures                                                       11

PART II - OTHER INFORMATION

Items 1-6                                                                                 12

SIGNATURE                                                                                 13

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   3,215,226
Restricted cash                                                                                     80,825
Marketable securities, at fair value                                                                26,675
Investments in Local Limited Partnerships (Note 1)                                               9,361,373
Other assets                                                                                           613
                                                                                             -------------
   Total Assets                                                                              $  12,684,712
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate                                                                             $     136,910
Accrued expenses                                                                                    27,950
Deferred revenue                                                                                    80,825
                                                                                             -------------
   Total Liabilities                                                                               245,685
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                          12,438,416
Net unrealized gain on marketable securities                                                           611
                                                                                             -------------
   Total Partners' Equity                                                                       12,439,027
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  12,684,712
                                                                                             =============

   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                                                     2004               2003
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $       6,966      $      18,332
   Other                                                                               83,264             98,334
                                                                                -------------      -------------
     Total Revenue                                                                     90,230            116,666
                                                                                -------------      -------------

Expenses:
   Asset management fees, affiliate                                                    68,456             67,179
   Provision for valuation of advances to
     Local Limited Partnerships                                                        49,453             59,952
   General and administrative
     (includes reimbursements to an affiliate
      of $91,419 and $50,155 in 2004 and
      2003, respectively)                                                             117,129             76,950
   Amortization                                                                         4,605              4,833
                                                                                -------------      -------------
     Total Expenses                                                                   239,643            208,914
                                                                                -------------      -------------

Loss before equity in losses of Local Limited Partnerships                           (149,413)           (92,248)

Equity in losses of Local Limited Partnerships (Note 1)                              (282,485)          (275,379)
                                                                                --------------     -------------

Net Loss                                                                        $    (431,898)     $    (367,627)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $      (4,319)     $      (3,676)
   Limited Partners                                                                  (427,579)          (363,951)
                                                                                -------------      -------------
                                                                                $    (431,898)     $    (367,627)
                                                                                =============      =============

Net Loss per Limited Partner Unit (68,929 Units)                                $       (6.20)      $     (5.28)
                                                                                ==============      =============

   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)




                                                       Initial       Investor           Net
                                      General          Limited        Limited       Unrealized
                                     Partners          Partner        Partners         Gains            Total
                                    -----------      -------------    -----------     ----------       ---------

Balance at March 31, 2004           $  (463,404)     $   5,000    $   13,328,718    $       819    $  12,871,133
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -          (208)             (208)
   Net Loss                              (4,319)             -          (427,579)             -         (431,898)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Loss                       (4,319)             -          (427,579)         (208)         (432,106)
                                    -----------      ---------    --------------    ----------     -------------

Balance at June 30, 2004            $  (467,723)     $   5,000    $   12,901,139    $       611    $  12,439,027
                                    ===========      =========    ==============    ===========    =============

   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                                                  2004                2003
                                                                             -------------         -----------

Net cash used for operating activities                                       $     (84,054)        $  (276,385)

Net cash provided by investing activities                                          261,602             186,604
                                                                             -------------         -----------

Net increase (decrease) in cash and cash equivalents                               177,548             (89,781)

Cash and cash equivalents, beginning                                             3,037,678           2,655,838
                                                                             -------------         -----------

Cash and cash equivalents, ending                                            $   3,215,226         $ 2,566,057
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2004 and 2003.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $     55,762,993

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $10,236,182)                                                                  (41,972,173)

Cumulative cash distributions received from Local Limited Partnerships                                   (4,006,938)
                                                                                                   ----------------

Investments in Local Limited Partnerships before adjustments                                              9,783,882

Excess of investment cost over the underlying assets acquired:

    Acquisition fees and expenses                                                                         1,006,357

    Cumulative amortization of acquisition fees and expenses                                               (316,818)
                                                                                                   ----------------

Investments in Local Limited Partnerships before impairment allowance                                    10,473,421

Impairment allowance on investments in Local Limited Partnerships                                        (1,112,048)
                                                                                                   ----------------

Investments in Local Limited Partnerships                                                          $      9,361,373
                                                                                                   ================

For the three months ended June 30, 2004, the Partnership advanced $49,453 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2004 is $879,143. For the three months ended June 30, 2004, the Partnership has not recognized $596,658 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of $3,215,226, compared with $3,037,678 at March 31, 2004. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by net cash used for operating activities and advances made to one Local Limited Partnership.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2004, approximately $2,081,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $223,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2004, the Partnership has advanced approximately $326,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2004.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2004 resulted in a net loss of $431,898 as compared to a net loss of $367,627 for the same period in 2003. The increase in net loss is primarily attributable to an increase in general and administrative expenses, a decrease in other revenue and a decrease in investment income. These effects were partially offset by a decrease in provision for valuation of advances to Local Limited Partnerships. The increase of general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The decrease in other revenue is attributable to fewer distributions from Local Limited Partnerships with carrying values of zero. The decrease in investment income is due to a decrease in the average balance of funds held for investment. The decrease in provision for valuation of advances to Local Limited Partnerships is due to a decrease in advances made to Local Limited Partnerships.

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

As previously reported, the Local General Partner of Westover Station, located in Newport News, Virginia, reached an agreement with the Property's lender to refinance the debt on the Property. As part of the refinancing that closed on February 1, 2002, the Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of approximately $668,000. The Managing General Partner, on behalf of the Partnership, also negotiated an agreement with the Local General Partner that will allow the Partnership to dispose of its interest in the Property after the end of its Compliance Period, which is December 31, 2006.

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. A replacement was identified and executed the necessary documents to become the replacement Local General Partner. However, the replacement Local General Partner was awaiting the receipt of funds from the Detroit Housing Commission it expected to obtain during the first quarter of 2004 to contribute into the Local Limited Partnership prior to affecting the transfer. These funds have been received and the replacement of the Local General Partner is expected to occur in the second half of 2004. The replacement Local General Partner will provide to the Partnership a Put Option Agreement that allows for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount after the Property's Compliance Period ends on December 31, 2006.

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

As previously reported, a Property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the Property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal provide a competitive advantage over Whispering Trace. Other Tax Credit Properties as well as entry-level homes in the area further increased competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage is below appropriate levels. It may become necessary for the Managing General Partner to use some of the Partnership's Reserves to fund operating deficits. However, to date, advances from the Local General Partner have allowed the Property to remain current on its debt obligations.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 2004                  BOSTON FINANCIAL QUALIFIED HOUSING
                                         TAX CREDITS L.P. V

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