Form 10QSB
period 2004-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2004-11-15
CIK 852953

November 12, 2004



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended September 30, 2004 File Number 0-19706


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

For the quarterly period ended          September 30, 2004
                                       ---------------------------------------

                                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                          to
                               --------------------               -------------

                         Commission file number 0-19706

                  Boston  Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                      Massachusetts                        04-3054464
------------------------------------------------   ---------------------------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)             Identification No.)


               101 Arch Street, Boston, MA                        02110-1106
------------------------------------------------------    -------------------
             (Address of principal executive offices)            Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2004                                   1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2004 and 2003                                     2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30,
              2004                                                                         3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2004 and 2003                                     4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Item 3.     Controls and Procedures                                                       12

PART II - OTHER INFORMATION

Items 1-6                                                                                 13

SIGNATURE                                                                                 14



              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   3,037,481
Restricted cash                                                                                     81,072
Marketable securities, at fair value                                                                23,301
Investments in Local Limited Partnerships (Note 1)                                               8,987,844
Other assets                                                                                           902
                                                                                             -------------
   Total Assets                                                                              $  12,130,600
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate                                                                             $     205,366
Accrued expenses                                                                                    39,625
Deferred revenue                                                                                    81,072
                                                                                             -------------
   Total Liabilities                                                                               326,063
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                          11,803,992
Net unrealized gains on marketable securities                                                          545
                                                                                             -------------
   Total Partners' Equity                                                                       11,804,537
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  12,130,600
                                                                                             =============


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                             Three Months Ended                          Six Months Ended
                                      September 30,         September 30,         September 30,      September 30,
                                          2004                  2003                  2004               2003
                                      -------------         -------------         -------------    ---------------

Revenue:
  Investment                          $       9,682         $      (3,383)        $      16,648    $        14,949
  Other                                           -                40,172                83,264            138,506
                                      -------------         -------------         -------------    ---------------
       Total Revenue                          9,682                36,789                99,912            153,455
                                      -------------         -------------         -------------    ---------------

Expenses:
   Asset management fees, affiliate          68,456                67,179               136,912            134,358
   Provision for valuation of advances
     to Local Limited Partnerships           85,505                     -               134,958             59,952
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $180,885 and $100,135
     in 2004 and 2003, respectively)        116,616                90,020               233,745            166,970
   Amortization                               4,605                 4,833                 9,210              9,666
                                      -------------         -------------         -------------    ---------------
       Total Expenses                       275,182               162,032               514,825            370,946
                                      -------------         -------------         -------------    ---------------

Loss before equity in losses of
  Local Limited Partnerships               (265,500)             (125,243)             (414,913)          (217,491)

Equity in losses of Local
   Limited Partnerships (Note 1)           (368,924)             (321,038)             (651,409)          (596,417)
                                      -------------         -------------         -------------    ---------------

Net Loss                              $    (634,424)        $    (446,281)        $  (1,066,322)   $      (813,908)
                                      =============         =============         =============    ===============

Net Loss allocated:
   General Partners                   $      (6,344)        $      (4,463)        $     (10,663)   $        (8,139)
   Limited Partners                        (628,080)             (441,818)           (1,055,659)          (805,769)
                                      -------------         -------------         --------------   ---------------
                                      $    (634,424)        $    (446,281)        $  (1,066,322)   $      (813,908)
                                      =============         =============         =============    ===============
Net Loss per Limited Partner
Unit (68,929 Units)                   $       (9.12)        $      (6.41)         $      (15.32)   $        (11.69)
                                      =============         ============          =============    ===============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2004
                                   (Unaudited)




                                                       Initial       Investor           Net
                                      General          Limited        Limited       Unrealized
                                     Partners          Partner        Partners         Gains            Total
                                    -----------      -------------  -----------     ----------       ---------

Balance at March 31, 2004           $  (463,404)     $   5,000    $   13,328,718    $       819    $  12,871,133
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -          (274)             (274)
   Net Loss                             (10,663)             -        (1,055,659)             -       (1,066,322)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Loss                      (10,663)             -        (1,055,659)         (274)       (1,066,596)
                                    -----------      ---------    --------------    ----------     -------------

Balance at September 30, 2004       $  (474,067)     $   5,000    $   12,273,059    $       545    $  11,804,537
                                    ===========      =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                                                  2004                2003
                                                                             -------------         -----------

Net cash used for operating activities                                       $    (179,601)        $  (300,314)

Net cash provided by investing activities                                          179,404             484,653
                                                                             -------------         -----------

Net increase (decrease) in cash and cash equivalents                                  (197)            184,339

Cash and cash equivalents, beginning                                             3,037,678           2,655,838
                                                                             -------------         -----------

Cash and cash equivalents, ending                                            $   3,037,481         $ 2,840,177
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2004 and 2003.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2004:



Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $     55,848,498

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $10,730,854)                                                                  (42,341,097)

Cumulative cash distributions received from Local Limited Partnerships                                   (4,006,938)
                                                                                                   ----------------

Investments in Local Limited Partnerships before adjustments                                              9,500,463

Excess of investment cost over the underlying assets acquired:

    Acquisition fees and expenses                                                                         1,006,357

    Cumulative amortization of acquisition fees and expenses                                               (321,423)
                                                                                                   ----------------

Investments in Local Limited Partnerships before impairment allowance                                    10,185,397

Impairment allowance on investments in Local Limited Partnerships                                        (1,197,553)
                                                                                                   ----------------

Investments in Local Limited Partnerships                                                          $      8,987,844
                                                                                                   ================

For the six months ended September 30, 2004, the Partnership advanced $134,958 to one of the Local Limited Partnerships, all of which was impaired. The
Partnership has recorded an impairment allowance for its investments in certain
Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2004 is $1,742,739. For the six months ended September 30, 2004, the Partnership has not recognized $1,091,815 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $485 of previously unrecognized losses in the six months ended September 30, 2004.

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

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of $3,037,481, compared with $3,037,678 at March 31, 2004. The decrease is primarily attributable to net cash used for operations and advances to one Local Limited Partnership, partially offset by cash distributions received from Local Limited Partnerships and proceeds from maturities of marketable securities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2004, approximately $1,995,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $223,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2004, the Partnership has advanced approximately $411,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2004.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2004 resulted in a net loss of $634,424 as compared to a net loss of $446,281 for the same period in 2003. The increase in net loss is primarily attributable to an increase in provision for valuation of advances to Local Limited Partnerships, an increase in equity in losses of Local Limited Partnerships and a decrease in other revenue. The increase in provision for valuation of advances to Local Limited Partnerships is the result of an increase in advances made to Local Limited Partnerships in 2004, as compared to the same three-month period of 2003. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships actually recognized by the Partnership. The decrease in other revenue is attributable to fewer distributions from Local Limited Partnerships with carrying values of zero, as well as the timing of distributions recorded from Local Limited Partnerships.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2004 resulted in a net loss of $1,066,322 as compared to a net loss of $813,908 for the same period in 2003. The increase in net loss is primarily attributable to an increase in provision for valuation of advances to Local Limited Partnerships, an increase in general and administrative expenses, a decrease in other revenue and an increase in equity in losses of Local Limited Partnerships. The increase in provision for valuation of advances to Local Limited Partnerships is the result of an increase in advances made to Local Limited Partnerships in 2004, as compared to the same six-month period of 2003. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership. The decrease in other revenue is attributable to fewer distributions from Local Limited Partnerships with carrying values of zero, as well as the timing of distributions recorded from Local Limited Partnerships. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships actually recognized by the Partnership.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Between 2005 and continuing through 2008, the Compliance Period of the twenty-six Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in eight Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships, and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The defendants maintain that Everest is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant Partnership Agreements, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Local General Partner of Westover Station, located in Newport News, Virginia, reached an agreement with the Property's lender to refinance the debt on the Property. As part of the refinancing, which closed on February 1, 2002, the Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of approximately $668,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Managing General Partner, on behalf of the Partnership, also negotiated an agreement with the Local General Partner that will allow the Partnership to dispose of its interest in the Property after the end of its Compliance Period, which is December 31, 2006.

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to Improve Property operations; however, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. A replacement was identified and the necessary documents to become the replacement Local General Partner are in the process of being executed. The replacement of the Local General Partner is expected to occur prior to the end of 2004. The replacement Local General Partner will provide to the Partnership a Put Option Agreement that allows for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount after the Property's Compliance Period ends on December 31, 2006.

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

As previously reported, a Property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the Property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal provide a competitive advantage. Other Tax Credit Properties as well as entry-level homes in the area have further increased competition for tenants. In addition, local employers have had

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage is below appropriate levels. It may become necessary for the Managing General Partner to use some of the Partnership's Reserves to fund operating deficits. However, to date, advances from the Local General Partner have allowed the Property to remain current on its debt obligations.

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

Schumaker Place Apartments, located in Salisbury, Maryland, has experienced operating difficulties in recent quarters. Despite strong occupancy levels, increased maintenance, insurance and real estate tax expenses have resulted in deficits that have been funded from working capital. The Local General Partner refinanced the Property in the second quarter of 2004, reducing the interest rate and debt service payments on the Property's first mortgage. The reduced debt service is expected to result in the achievement of operating surpluses by the end of 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2007.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's executive vice president has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 6        Exhibits and reports on Form 8-K

             (a)  Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2004

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 2004                   BOSTON FINANCIAL QUALIFIED HOUSING
                                            TAX CREDITS L.P. V

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