Form 10QSB
period 2004-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2005-02-14
CIK 852953

February 14, 2005



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended December 31, 2004 File Number 0-19706


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

For the quarterly period ended             December 31, 2004
                                       ----------------------------------------

                                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                              to
                               --------------------------        -------------

                         Commission file number 0-19706

               Boston  Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


                      Massachusetts                            04-3054464
----------------------------------------        -------------------------------
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)             Identification No.)


               101 Arch Street, Boston, MA                  02110-1106
------------------------------------------------------   ----------------------
             (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2004                                    1

          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2004 and 2003                                      2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31,
              2004                                                                         3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2004 and 2003                                      4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Item 3.     Controls and Procedures                                                       12

PART II - OTHER INFORMATION

Items 1-6                                                                                 13

SIGNATURE                                                                                 14



              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   2,662,140
Restricted cash                                                                                     59,291
Marketable securities, at fair value                                                                18,371
Investments in Local Limited Partnerships (Note 1)                                               8,805,491
Other assets                                                                                         1,290
                                                                                             -------------
   Total Assets                                                                              $  11,546,583
                                                                                             =============

Liabilities and Partners' Equity

Accrued expenses                                                                             $      51,900
Deferred revenue                                                                                    59,290
                                                                                             -------------
   Total Liabilities                                                                               111,190
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                          11,435,039
Net unrealized gains on marketable securities                                                          354
                                                                                             -------------
   Total Partners' Equity                                                                       11,435,393
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  11,546,583
                                                                                             =============



The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)




                                             Three Months Ended                          Nine Months Ended
                                      December 31,          December 31,          December 31,       December 31,
                                          2004                  2003                  2004               2003
                                      -------------         -------------         -------------    ---------------

Revenue:
  Investment                          $       9,433         $      12,038         $      26,081    $        26,987
  Recovery of advances to Local
   Limited Partnerships                                             5,000                     -                  -
  Other                                      28,351                (6,233)              111,615            132,273
                                      -------------         -------------         -------------    ---------------
       Total Revenue                         37,784                10,805               137,696            159,260
                                      -------------         -------------         -------------    ---------------

Expenses:
   Asset management fees, affiliate          68,456                67,179               205,368            201,537
   Provision for valuation of advances
     to Local Limited Partnerships,
      net of recovery                        47,753                     -               182,711             54,952
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $256,639 and $152,590
     in 2004 and 2003, respectively)        108,175                78,422               341,920            245,392
   Amortization                               4,605                 4,833                13,815             14,499
                                      -------------         -------------         -------------    ---------------
       Total Expenses                       228,989               150,434               743,814            516,380
                                      -------------         -------------         -------------    ---------------

Loss before equity in losses of
  Local Limited Partnerships               (191,205)             (139,629)             (606,118)          (357,120)

Equity in losses of Local
   Limited Partnerships (Note 1)           (177,748)             (200,975)             (829,157)          (797,392)
                                      -------------         -------------         --------------   ---------------

Net Loss                              $    (368,953)        $    (340,604)        $  (1,435,275)   $    (1,154,512)
                                      =============         =============         =============    ===============
Net Loss allocated:
   General Partners                   $      (3,690)        $      (3,406)        $     (14,353)   $       (11,545)
   Limited Partners                        (365,263)             (337,198)           (1,420,922)        (1,142,967)
                                      -------------         -------------         -------------    ---------------

                                      $    (368,953)        $    (340,604)        $  (1,435,275)   $    (1,154,512)
                                      =============         =============         =============    ===============
Net Loss per Limited Partner
Unit (68,929 Units)                         $ (5.29)             $ (4.89)              $ (20.61)          $(16.58)
                                             =======               =======              ========           =======



The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)




                                                       Initial        Investor           Net
                                      General          Limited         Limited       Unrealized
                                     Partners          Partner         Partners         Gains            Total
                                    -----------      -------------   -----------     ----------       ---------

Balance at March 31, 2004           $  (463,404)     $   5,000    $   13,328,718    $       819    $  12,871,133
                                    -----------      ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -          (465)             (465)
   Net Loss                             (14,353)             -        (1,420,922)             -       (1,435,275)
                                    -----------      ---------    --------------    -----------    -------------
Comprehensive Loss                      (14,353)             -        (1,420,922)         (465)       (1,435,740)
                                    -----------      ---------    --------------    ----------     -------------

Balance at December 31, 2004        $  (477,757)     $   5,000    $   11,907,796    $       354    $  11,435,393
                                    ===========      =========    ==============    ===========    =============



The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                                                  2004                2003
                                                                             -------------         -----------

Net cash used for operating activities                                       $    (511,940)        $   (494,666)

Net cash provided by investing activities                                          136,402              734,717
                                                                             -------------         ------------

Net increase (decrease) in cash and cash equivalents                              (375,538)             240,051

Cash and cash equivalents, beginning                                             3,037,678            2,655,838
                                                                             -------------         ------------

Cash and cash equivalents, ending                                            $   2,662,140         $  2,895,889
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, most of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Huguenot Park and Westgate, where the Partnership's ownership interests are 95%, 88.55% and 49.5%, respectively. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Properties at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2004:



Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                       $     55,896,251

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $10,645,473)                                                                  (42,518,845)

Cumulative cash distributions received from Local Limited Partnerships                                   (4,006,938)
                                                                                                   ----------------

Investments in Local Limited Partnerships before adjustments                                              9,370,468

Excess of investment cost over the underlying assets acquired:

    Acquisition fees and expenses                                                                         1,006,357

    Cumulative amortization of acquisition fees and expenses                                               (326,028)
                                                                                                   ----------------

Investments in Local Limited Partnerships before impairment allowance                                    10,050,797

Impairment allowance on investments in Local Limited Partnerships                                        (1,245,306)
                                                                                                   ----------------

Investments in Local Limited Partnerships                                                          $      8,805,491
                                                                                                   ================



For the nine months ended December 31, 2004, the Partnership advanced $182,711 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2004 is $1,835,106. For the nine months ended December 31, 2004, the Partnership has not recognized $1,006,265 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $316 of previously unrecognized losses in the nine months ended December 31, 2004.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of $2,662,140, compared with $3,037,678 at March 31, 2004. The decrease is primarily attributable to net cash used for operations and advances to one Local Limited Partnership, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2004, approximately $1,947,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $223,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2004, the Partnership has advanced approximately $459,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2004.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2004 resulted in a net loss of $368,953 as compared to a net loss of $340,604 for the same period in 2003. The increase in net loss is primarily attributable to an increase in provision for valuation of advances to Local Limited Partnerships and an increase in general and administrative expenses, partially offset by an increase in other revenue and a decrease in equity in losses of Local Limited Partnerships. The increase in provision for valuation of advances to Local Limited Partnerships is the result of an increase in advances made to Local Limited Partnerships in 2004, as compared to the same three-month period of 2003. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increase in other revenue is due to the timing of asset management fees received from Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with the carrying values of zero.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2004 resulted in a net loss of $1,435,275 as compared to a net loss of $1,154,512 for the same period in 2003. The increase in net loss is primarily attributable to an increase in provision for valuation of advances to Local Limited Partnerships, an increase in general and administrative expenses and an increase in equity in losses of Local Limited Partnerships. The increase in provision for valuation of advances to Local Limited Partnerships is the result of an increase in advances made to Local Limited Partnerships in 2004, as compared to the same nine-month period of 2003. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships actually recognized by the Partnership.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities (collectively, the "Everest entries") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The Partnerships maintain that the Everest entities is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant partnership agreements, (ii) the Everest entities does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to the Everest entries would give it an unfair informational advantage in secondary market transactions and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against an affiliate of the Managing General Partner and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the affiliate of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, five more affiliates of the Managing General Partner and their purported general partners (collectively, the "New Defendants"). The Court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the Amended Complaint in its entirety. That motion is currently pending.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. The Managing General Partner has not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Managing General Partner refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

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

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believes it is in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. A replacement was identified and the necessary documents to become the replacement Local General Partner are in the process of being executed. The replacement of the Local General Partner is expected to occur during the first quarter of 2005. The replacement Local General Partner will provide to the Partnership a Put Option Agreement that allows for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Partnership Reserves have been utilized to fund the Property's debt service obligations.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported regarding Park Century (a/k/a Westgate), located in Bismark, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Property, the date on which the Managing General Partner had the right to transfer the remaining interest did not occur until December 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest is put to the new Local General Partner. The Property generated its last Tax Credits during 2001. The new Local General Partner also has the right to call the remaining interest after the Property's Compliance Period expires on December 31, 2006.

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, Virgin Islands was replaced. However, operations continue to suffer. Despite high occupancy, the Properties are experiencing operating deficits that are funded from working capital or replacement reserves. In addition, despite several recent capital improvements, the Properties are in need of additional capital expenditures. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Properties and, effective January 1, 2001, assumed the Local General Partner interest in the Properties. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately transfers the Partnership's interest in the Properties to the new Local General Partner. The plan includes provisions to minimize the risk of recapture.

As previously reported, a Property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the Property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal provide a competitive advantage. Other Tax Credit Properties as well as entry-level homes in the area have further increased competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has declined. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage is below appropriate levels. Advances from the Local General Partner and Partnership Reserves have allowed the Property to remain current on its debt obligations.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner has the right to put its interest in either of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Item 1 Legal proceedings as discussed in Part I are incorporated herein by reference.


Items 2-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2004

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2005                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. V

                                          By:     Arch Street VIII, Inc.,
                                                  its Managing General Partner




                                          /s/Jenny Netzer
                                          Jenny Netzer
                                          Executive Vice President
                                          MMA Financial, LLC