Form 10KSB
period 2005-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2005-07-14
CIK 852953

July 13, 2005




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-KSB for the Year Ended March 31, 2005 File Number 0-19706


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

For the fiscal year ended                              March 31, 2005
                          ---------------------------------------------------

                                                         OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------          -------------

                         Commission file number 0-19706

            Boston  Financial Qualified Housing Tax Credits L.P. V
-----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Massachusetts                    04-3054464
------------------------------------------    --------------------------------
             (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)        Identification No.)

           101 Arch Street, Boston, MA                   02110-1106
----------------------------------------------  ----------------------------
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
                                                   ----------------------

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

                        $60,904,650 as of March 31, 2005

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12




              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


                                                                            Page No.

PART I

     Item 1       Business                                                      K-3
     Item 2       Properties                                                    K-6
     Item 3       Legal Proceedings                                             K-12
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                              K-13

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                               K-13
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 K-13
     Item 7       Financial Statements and Supplementary Data                   K-18
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                        K-18
     Item 8A      Controls and Procedures                                       K-18
     Item 8B      Other Information                                             K-18

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                             K-18
     Item 10      Management Remuneration                                       K-19
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                         K-19
     Item 12      Certain Relationships and Related Transactions                K-20
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                           K-21
     Item 14.     Principal Accountant Fees and Services                        K-22


SIGNATURES                                                                      K-23
----------

CERTIFICATIONS                                                                  K-24
--------------


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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2005, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Timothy House Limited Partnership and Maiden Choice Limited Partnership, representing 10.07%, have Shelter Development Corp. as Local General Partner;
(ii) Cobblestone Place Townhomes, A Limited Partnership, Kensington Place Townhomes, A Limited Partnership and Whispering Trace Apartments, A Limited Partnership, representing 11.92%, have Flournoy Development Co. as Local General Partner; (iii) Silver Creek II, Ltd. and Cedar Lane I, Ltd., representing 0.87%, have Robinson A. Williams as Local General Partner; (iv) Water Oak Apartment, L.P., Yester Oaks, L.P., and Ocean View Apartments, L.P., representing 1.71%, have Seals & Associates, Inc. & E. Lamar Seals as Local General Partners; (v) Bixel House, A California Limited Partnership and Harmony Apartments, A California Limited Partnership, representing 7.07%, have Julian Weinstock Construction Co., Inc. as Local General Partner; and (vi) St. Croix II Limited Partnership and Christiansted Limited Dividend Housing Association, representing 1.21%, have Rialto Properties, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

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




                                              Capital Contributions
                                            Total                  Paid          Mortgage loans                        Occupancy
Local Limited Partnership      Number      Committed at           through          payable at          Type               At
Property Name                   Of          March 31,            March 31,       December 31,           of             March 31,
Property Location            Apt. Units       2005                 2005              2004            Subsidy*            2005
------------------------     ----------  --------------      ----------------- -----------------  -------------------  -----------

Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA                  241        $8,418,667             $8,418,667      $16,874,638            None               100%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD                  101         2,513,300              2,513,300        3,898,614            None                96%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                        36           288,587                288,587        1,045,552            None               100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                         24           193,278                193,278          754,556            None               100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                      168         3,604,720              3,604,720        5,322,928            None                92%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                     81         2,373,295              2,373,295        2,895,725            None                94%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL                   40           293,519                293,519        1,234,793            None               100%



                                              Capital Contributions
                                            Total                  Paid          Mortgage loans                        Occupancy
Local Limited Partnership      Number      Committed at           through          payable at          Type               At
Property Name                   Of          March 31,            March 31,       December 31,           of             March 31,
Property Location            Apt. Units       2005                 2005              2004            Subsidy*            2005
------------------------     ----------  --------------      ----------------- -----------------  -------------------  -----------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                    44           319,254                319,254         1.263,777           FmHA                91%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL             42           334,177                334,177         1,343,459           None                95%

Burbank Limited Partnership I (2)
Wheeler House
Nashua, NH

Archer Village, Ltd.
Archer Village
Archer, FL                       24           171,380                171,380           692,227           FmHA                88%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA            144         2,791,280              2,791,280         4.239,956           None               100%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                      112         3,064,250              3,064,250         2,249,108           None                97%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                108         1,972,947              1,972,947         3,313,108           None               100%







                                              Capital Contributions
                                            Total                  Paid          Mortgage loans                        Occupancy
Local Limited Partnership      Number      Committed at           through          payable at          Type               At
Property Name                   Of          March 31,            March 31,       December 31,           of             March 31,
Property Location            Apt. Units       2005                 2005              2004            Subsidy*            2005
------------------------     ----------  --------------      ----------------- -----------------  -------------------  -----------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                   24            322,260                322,260       1,454,226              FmHA                92%

St. Croix II Limited Partnership Carib II
St. Croix, VI                   20            347,680                347,680       1,378,782              FmHA               100%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                   40          1,093,330              1,093,330       1,241,509              None                83%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                    104          3,077,187              3,077,187       2,797,562            Section 8             29%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                   24            982,358                982,358       1,400,000              None               100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL               100          2,356,133              2,356,133       2,638,970              None                93%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL               136          3,153,173              3,153,173       3,573,091              None                99%






                                              Capital Contributions
                                            Total                  Paid          Mortgage loans                        Occupancy
Local Limited Partnership      Number      Committed at           through          payable at          Type               At
Property Name                   Of          March 31,            March 31,       December 31,           of             March 31,
Property Location            Apt. Units       2005                 2005              2004            Subsidy*            2005
------------------------     ----------  --------------      ----------------- -----------------  -------------------  -----------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                     60            935,893                935,893         1,502,893            None                92%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                    144          4,154,667              4,154,667         3,522,147            None                92%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA                 76            710,677                710,677           432,944          Section 8             87%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA             65          3,203,996              3,203,996         2,775,735            None                91%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                   96          2,910,453              2,910,453         2,769,300            None                97%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                  303          5,811,237              5,811,237         6,709,206          Section 8            100%
                              ------       ------------           ------------     -------------
                              2,357       $ 55,397,698           $ 55,397,698     $  77,324,806
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

One Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the years ended December 31, 2004 and 2003:

     Circle Terrace Associates Limited Partnership                       2004              2003
     ---------------------------------------------                   -------------    -------------
     Total Assets                                                    $  11,300,655    $  11,943,634
     Total Liabilities                                               $   7,739,537    $   8,103,726
     Revenue                                                         $   2,690,154    $   2,879,782
     Net Loss                                                        $    (278,790)   $    (222,120)



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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral argument on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant defendant's request for a protective order.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

On August 24, 2004, Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships, and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

Defendants maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

Except as noted above, the Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2005, there were 3,005 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2005 and 2004.

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

The Partnership's investment portfolio consists of limited partnership interests in twenty-six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,512 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated from 2005 through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

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

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership, with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.




Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($8,260,118 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and capital resources

At March 31, 2005, the Partnership had cash and cash equivalents of $2,422,481, compared with $3,037,678 at March 31, 2004. The decrease is primarily attributable to net cash used for operations and advances to one Local Limited Partnership, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2005, approximately $1,787,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $273,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2005, the Partnership has advanced approximately $570,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2005 calendar year. Based on the results of 2004 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Partnership's results of operations for the year ended March 31, 2005 resulted in a net loss of $2,272,387 as compared to a net loss of $1,681,771 for the same period in 2004. The increase in net loss is primarily attributable to an increase in provision for valuation of advances to Local Limited Partnerships, an increase in equity in losses of Local Limited Partnerships and an increase in general and administrative expenses. The increase in provision for valuation of advances to Local Limited Partnerships is the result of an increase in advances made to one Local Limited Partnership in the current year. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships actually recognized by the Partnership. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Low-income housing tax credits

The 2004 and 2003 Tax Credits per Unit were $0.38 and $1.69, respectively. The Tax Credit per Limited Partner stabilized at approximately $150.00 per Unit in 1993. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its interests in the Local Limited Partnerships for the foreseeable future.

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

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the local partnership during the first quarter of 2005. The replacement Local General Partner will contribute $300,000 toward capital improvements to the property as well as provide to the Partnership a Put Option Agreement that allows for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Partnership Reserves have been utilized to fund the Property's debt service obligations.

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

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, Virgin Islands was replaced. However, operations continue to suffer. Despite high occupancy, the Properties are experiencing operating deficits that are funded from working capital or replacement reserves. In addition, despite several recent capital improvements, the Properties are in need of additional capital expenditures. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Properties and, effective January 1, 2001, assumed the Local General Partner interest in the Properties. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately transfers the Partnership's interest in the Properties to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. The plan includes provisions to minimize the risk of recapture.

As previously reported, a Property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. Although the Property had difficulties in completing initial lease-up due to a lack of qualified tenants, its superior amenities and curb appeal provide a competitive advantage. Other Tax Credit Properties as well as entry-level homes in the area have further increased competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at Whispering Trace has suffered, although in recent quarters it has improved. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage is below appropriate levels. Advances from the Local General Partner and Partnership Reserves have allowed the Property to remain current on its debt obligations.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner has the right to put its interest in either of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of the Partnership interests in these Properties in any other manner, the Partnership will be required to pay a termination fee of $2,500 per Property to the unaffiliated entity.

Schumaker Place Apartments, located in Salisbury, Maryland, has experienced operating difficulties in recent quarters. Despite strong occupancy levels, increased maintenance, insurance and real estate tax expenses have resulted in deficits that have been funded from working capital. The Local General Partner refinanced the Property in July 2004, reducing the interest rate and debt service payments on the Property's first mortgage. The reduced debt service resulted in the achievement of breakeven operations during 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2007.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2005 and 2004.

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

None.

Item 8A.  Controls and Procedures

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


Item 8B.  Other Information

No Reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2005.



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

Jenny Netzer, age 49, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financials new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 48, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

The Partnership is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Partnership has not adopted a Code of Ethics.

The Partnership is structured as a Limited Partnership that was formed principally for real estate investment and is not a "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Partnership.

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2005, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                                  Amount
           Title of       Name and Address      Beneficially      Percent of
             Class       of Beneficial Owner       Owned             Class
          ---------      -------------------   -------------      -----------

       Limited          Oldham Institutional
                        Tax Credits LLC         8,024 Units            11.64%

       Partner          101 Arch Street
                        Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2005. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, and herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expenses reimbursements made in the two years ended March 31, 2005 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. These costs are fully amortized as of March 31, 2005. Total organizational and offering expenses, exclusive of selling commissions, did not exceed 5.5% of Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees, expenses or selling expenses were paid during the two years ended March 31, 2005.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. As of March 31, 2005, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2005 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2005.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2005 are as follows:
                                              2005           2004
                                           ----------     -------------

   Asset management fees                  $  276,083     $     269,993

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2005 are as follows:

                                               2005           2004

                                            ----------     -------------
   Salaries and benefits                     $  309,681     $     233,214

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2005.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates for the two years ended March 31, 2005 is presented in Note 5 to the Financial Statements.

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

(b)      Exhibits


31.1 Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002


Item 14.  Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2005 as follows:
                                          2005              2004
                                        ---------         --------

     Audit fees                         $  19,250         $ 21,540
     Tax fees                           $   1,950         $  1,850

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                              Date:    July 13, 2005
           ---------------------------------------               -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                              Date:    July 13, 2005
           ---------------------------------------               -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                       Date:   July 13, 2005
           -----------------------------                        -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC






<

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                      (A Limited Partnership)


                                     Annual Report on Form 10-KSB
                                  For The Year Ended March 31, 2005
                                                Index



                                                                              Page No.

Report of Independent Registered Public Accounting Firm
    For the years ended March 31, 2005 and 2004                                 F-2

Financial Statements

    Balance Sheet - March 31, 2005                                              F-3

    Statements of Operations - For the years ended
       March 31, 2005 and 2004                                                  F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2005 and 2004                              F-5

    Statements of Cash Flows - For the years ended
       March 31, 2005 and 2004                                                  F-6

    Notes to the Financial Statements                                           F-7


   Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Tax Credits Limited Partnership V


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership V ("the Partnership") at March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
July 13, 2005

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2005




Assets

Cash and cash equivalents                                                                    $   2,422,481
Restricted cash (Note 6)                                                                            59,623
Marketable securities, at fair value (Note 3)                                                       13,485
Investments in Local Limited Partnerships (Note 4)                                               8,260,118
Other assets                                                                                         1,446
                                                                                              -------------
    Total Assets                                                                              $  10,757,153
                                                                                              -------------
Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                    $      70,715
Accrued expenses                                                                                    28,700
Deferred revenue (Note 6)                                                                           59,623
   Total Liabilities                                                                               159,038

General, Initial and Investor Limited Partners' Equity                                          10,597,927
Net unrealized gains on marketable securities                                                          188
   Total Partners' Equity                                                                       10,598,115
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $  10,757,153
                                                                                             -------------


 The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2005 and 2004



                                                                           2005                2004
Revenue:
   Investment                                                          $      39,898      $       34,699
   Other                                                                     145,783             139,470
                                                                        ------------      --------------
     Total Revenue                                                           185,681             174,169
                                                                        ------------      --------------
Expenses:
   Asset management fees, affiliate (Note 5)                                 276,083             269,993
   Provision for valuation of advances to
       Local Limited Partnerships, net of recovery (Note 4)                  293,814              54,952
   General and administrative
     (includes reimbursements to an affiliate
     of $309,681 and $233,214 in 2005 and 2004,
     respectively) (Note 5)                                                  499,826             356,684
   Amortization                                                               17,133              18,419
                                                                       -------------      --------------
     Total Expenses                                                        1,086,856             700,048
                                                                       -------------      --------------
Loss before equity in losses of Local Limited
   Partnerships                                                             (901,175)           (525,879)


Equity in losses of Local Limited
   Partnerships (Note 4)                                                   (1,371,212)          (1,155,892)
                                                                       --------------     ----------------
Net Loss                                                               $   (2,272,387)    $     (1,681,771)
                                                                       ==============     ================
Net Loss allocated:
   General Partners                                                    $     (22,724)     $      (16,818)
   Limited Partners                                                       (2,249,663)         (1,664,953)
                                                                       $  (2,272,387)     $   (1,681,771)
                                                                       =============      ==============
Net Loss per Limited Partner
   Unit (68,929 Units)                                                 $     (32.64)      $       (24.15)
                                                                       ============       ==============
 The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                       For the Years Ended March 31, 2005 and 2004





                                                         Initial       Investor            Net
                                       General           Limited        Limited        Unrealized
                                       Partners          Partner       Partners           Gains           Total

Balance at March 31, 2003             $  (446,586)     $   5,000     $  14,993,671    $     3,055    $   14,555,140
                                      -----------       ---------    -------------    -----------    --------------
Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                         -              -                 -         (2,236)           (2,236)
   Net Loss                               (16,818)             -        (1,664,953)             -        (1,681,771)
Comprehensive Loss                        (16,818)             -        (1,664,953)        (2,236)       (1,684,007)
                                        ---------         -------       ----------      ----------      ------------
Balance at March 31, 2004                (463,404)         5,000        13,328,718            819        12,871,133

Comprehensive Loss:
   Change in net unrealized
     gains on marketable securities
     available for sale                         -              -                 -           (631)             (631)
   Net Loss                               (22,724)             -        (2,249,663)             -        (2,272,387)
Comprehensive Loss                        (22,724)             -        (2,249,663)          (631)       (2,273,018)
                                      -----------       --------      ------------      ----------      ------------
Balance at March 31, 2005             $  (486,128)     $   5,000     $  11,079,055    $       188    $   10,598,115
                                      -----------       --------        ----------      ----------      ------------
 The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2005 and 2004




                                                                           2005                2004

Cash flows from operating activities:
   Net loss                                                            $  (2,272,387)     $    (1,681,771)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                        1,371,212            1,155,892
     Provision for valuation of advances to Local
       Limited Partnerships, net of recovery                                 293,814               54,952
     Amortization                                                             17,133               18,419
     Cash distributions included in net loss                                 (94,168)             (89,140)
     Other non-cash item                                                         (44)              16,477
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                             (833)               8,036
       Due to affiliate                                                        2,261              (89,177)
       Accrued expenses                                                        3,612               (9,092)
       Deferred revenue                                                      (21,028)             (21,177)
                                                                        ------------      ---------------
Net cash used for operating activities                                      (700,428)            (636,581)
                                                                        -------------      --------------
Cash flows from investing activities:
   Release of restricted cash                                                 21,028               21,177
   Proceeds from maturities of marketable securities                          18,218              744,093
   Advances to Local Limited Partnerships                                   (293,814)             (59,952)
   Reimbursement of advances to Local Limited
     Partnerships                                                                  -                5,000
   Cash distributions received from Local Limited
     Partnerships                                                            339,799              308,103
                                                                        ------------      ---------------
Net cash provided by investing activities                                     85,231            1,018,421
                                                                        ------------      ---------------
Net increase (decrease) in cash and cash equivalents                        (615,197)             381,840

Cash and cash equivalents, beginning                                       3,037,678            2,655,838
                                                                        ------------      ---------------
Cash and cash equivalents, ending                                        $ 2,422,481      $     3,037,678
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

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership Interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2005, the Managing General Partner has designated approximately $1,787,000 of cash and cash equivalents as such Reserve.

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

Concentration of Credit Risk

The Partnership invests its cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. Management believes it mitigates its credit risk by investing in major financial institutions.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership 's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

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

The General Partners have decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2004 and 2003 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Partnership.

Newly Issued Accounting Standard

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($8,260,118 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)


3.       Marketable Securities

A summary of marketable securities is as follows:

                                                                      Gross          Gross
                                                                  Unrealized      Unrealized       Fair
                                                     Cost             Gains         Losses         Value

Mortgage backed securities                        $     13,297    $       189     $        (1)  $     13,485

Marketable securities at March 31, 2005           $     13,297    $       189     $        (1)  $     13,485

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $18,000 and $744,000 during the years ended March 31, 2005 and 2004, respectively.

4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Huguenot Park and Westgate, where the Partnership's ownership interests are 95%, 88.55% and 49.5%, respectively. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March
31, 2005:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                            $ 56,007,354

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $11,752,592)                                                                   (43,026,732)

Cumulative cash distributions received from Local Limited Partnerships                                    (4,041,106)
                                                                                                        ------------
Investments in Local Limited Partnerships before adjustments                                               8,939,516

Excess of investment cost over the underlying assets acquired:

    Acquisition fees and expenses                                                                          1,006,357

    Cumulative amortization of acquisition fees and expenses                                                (329,346)
                                                                                                        ------------
Investments in Local Limited Partnerships before impairment allowance                                      9,616,527

Impairment allowance on investments in Local Limited Partnerships                                         (1,356,409)
                                                                                                        ------------
Investments in Local Limited Partnerships                                                               $  8,260,118
                                                                                                        ============

For the year ended March 31, 2005, the Partnership advanced $293,814 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2004 and 2003 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                      2004              2003
Assets:
   Investment property, net                                                      $   83,856,058   $   87,959,158
   Other assets                                                                       9,044,719        9,068,999
                                                                                 --------------   --------------
     Total Assets                                                                $   92,900,777   $   97,028,157
                                                                                 --------------   --------------
Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                        $   77,324,806   $   78,673,422
   Other liabilities                                                                 16,638,981       15,326,514
                                                                                 --------------    -------------
     Total Liabilities                                                               93,963,787       93,999,936
                                                                                 --------------   --------------
Partnership's deficiency                                                             (4,081,973)        (262,133)
Other partners' equity                                                                3,018,963        3,290,354
                                                                                 --------------   --------------
     Total Partners' Equity (Deficiency)                                             (1,063,010)       3,028,221
                                                                                ---------------  --------------
     Total Liabilities and Partners' Equity (Deficiency)                         $   92,900,777   $   97,028,157
                                                                                ---------------   --------------
Summarized Income Statements - for the years
ended December 31,                                                                    2004               2003

Rental and other revenue                                                         $   16,914,102   $   17,068,985

Expenses:
   Operating                                                                         10,642,873       10,393,706
   Interest                                                                           5,128,519        5,478,199
   Depreciation and amortization                                                      4,672,016        4,668,930
                                                                                ---------------   --------------
     Total Expenses                                                                  20,443,408       20,540,835
                                                                                ---------------   --------------
Net Loss                                                                         $   (3,529,306)  $   (3,471,850)
                                                                                ----------------  --------------
Partnership's share of Net Loss                                                  $   (3,450,112)  $   (3,394,858)
                                                                                ---------------   --------------
Other partners' share of Net Loss                                                $      (79,194)  $      (82,308)
                                                                                ---------------   --------------

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2005 and 2004, the Partnership has not recognized $2,079,297 and $2,238,966, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $397 were included in losses recognized in the year ended March 31, 2005.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $(4,081,973) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $8,939,516 primarily due to: i) cumulative unrecognized losses as discussed above; ii) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2005 are not reflected in the December 31, 2004 balance sheets of the Local Limited Partnerships; iii) syndication costs charged to equity by one of the Local Limited Partnership which are not reflected in the Partnership's investments in Local Limited Partnerships; iv) advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships and v) differences in the accounting treatment of miscellaneous items.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2005 and 2004 are $276,083 and $269,993, respectively. Included in due to affiliate at March 31, 2005 is $70,715 of Asset Management Fees. During the years ended March 31, 2005 and 2004, $273,822 and $268,718, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2005 and 2004 are $309,681 and $233,214, respectively, that the Partnership incurred for these expenses. As of March 31, 2005, all reimbursements to an affiliate of the Managing General Partner for these expenses have been paid.

6.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned thereon, is available to pay the Partnership its annual priority distribution. As of March 31, 2005, $209,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Supplemental Reserve.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)



7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2005 and 2004 to the net loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2004 and 2003:

                                                                                      2005              2004

Net Loss per financial statements                                                 $  (2,272,387)   $  (1,681,771)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax (financial reporting) purposes        161,598          (69,364)

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                      (2,078,900)      (2,238,966)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                      15,797              561

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                   (19,322)         (18,036)

Provision for valuation of advances to Local Limited Partnerships, net of recovery
   not deductible for tax purposes                                                      293,814           54,952

Cash distributions included in net loss for financial reporting purposes                (60,963)         (88,177)
                                                                                ----------------   --------------
Net Loss per tax return                                                           $  (3,960,363)   $  (4,040,801)
                                                                                ================   ==============
The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2005 and December 31, 2004, respectively are as follows:

                                                            Financial
                                                            Reporting           Tax
                                                            Purposes         Purposes        Differences

Investments in Local Limited Partnerships                 $   8,260,118    $  (5,263,855)    $  13,523,973
Other assets                                              $   2,497,035    $  12,475,338     $  (9,978,303)
Liabilities                                               $     159,038    $     111,191     $      47,847

                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                      (A Limited Partnership)

                             NOTES TO THE FINANCIAL STATEMENTS (continued)


7. Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $14,600,000 greater than for financial reporting purposes, including approximately $11,750,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $154,000; (iii) approximately $34,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 2005 are not included in the Partnership's investments in Local Limited Partnerships for tax purposes at December 31, 2004; (iv) the Partnership has provided an impairment allowance of approximately $1,356,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.