Form 10QSB
period 2005-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2005-08-16
CIK 852953

August 15, 2005



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended June 30, 2005
       File Number 0-19706


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

For the quarterly period ended         June 30, 2005
                               ------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-19706

       Boston Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                        Delaware                   04-3054464
----------------------------------------     ---------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


   101 Arch Street, Boston, Massachusetts            02110-1106
-----------------------------------------------   --------------------------
     (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2005                                        1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2005 and 2004                                          2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Three Months Ended June 30,
              2005                                                                         3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2005 and 2004                                          4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Item 3.     Controls and Procedures                                                       13

PART II - OTHER INFORMATION

Items 1-6                                                                                 14

SIGNATURE                                                                                 15

CERTIFICATIONS                                                                            16

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                         $     1,624,127
Restricted cash                                                                                            60,011
Investment securities (Note 1)                                                                            998,503
Investments in Local Limited Partnerships (Note 2)                                                      7,695,511
Other assets                                                                                                7,212
                                                                                                  ---------------
     Total Assets                                                                                 $    10,385,364
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       141,430
Accrued expenses                                                                                           36,550
Deposit revenue                                                                                            60,011
                                                                                                  ---------------
     Total Liabilities                                                                                    237,991
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 10,147,289
Net unrealized gains on marketable securities                                                                  84
                                                                                                  ---------------
     Total Partners' Equity                                                                            10,147,373
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $    10,385,364
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                  2005                   2004
                                                                           -----------------        ---------------
Revenue:
   Investment                                                              $         17,816         $         6,966
   Other                                                                             84,723                  83,264
                                                                           ----------------         ---------------
     Total Revenue                                                                  102,539                  90,230
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate                                                  70,715                  68,456
   Provision for valuation of advances to Local
     Limited Partnerships                                                            59,058                  49,453
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $46,789 and  $91,419 in 2005 and
     2004, respectively)                                                             89,193                 117,129
   Amortization                                                                       4,284                   4,605
                                                                           ----------------         ---------------
     Total Expense                                                                  223,250                 239,643
                                                                           ----------------         ---------------

Loss before equity in losses of Local
   Limited Partnerships                                                            (120,711)               (149,413)

Equity in losses of Local Limited
   Partnerships (Note 2)                                                           (329,927)               (282,485)
                                                                           ----------------         ---------------

Net Loss                                                                   $       (450,638)        $      (431,898)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $         (4,506)        $        (4,319)
   Limited Partners                                                                (446,132)               (427,579)
                                                                           ----------------         ---------------
                                                                           $       (450,638)        $      (431,898)
                                                                           ================         ===============
Net Loss per Limited Partner Unit
   (68,929 Units)                                                          $          (6.47)        $         (6.20)
                                                                           ================         ================


   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2005
                                   (Unaudited)



                                                               Initial           Investor        Net
                                           General             Limited           Limited        Unrealized
                                          Partners             Partner           Partners        Gains                Total

Balance of March 31, 2005               $     (486,128)    $        5,000     $   11,079,055    $     188        $   10,598,115
                                        --------------     --------------     --------------    ----------       --------------


Comprehensive Loss:
  Change in net unrealized
     gains on marketable
     securities available for sale                                                                   (104)              (104)
     Net Loss                                   (4,506)                 -           (446,132)           -           (450,638)
                                        --------------     --------------     --------------       -------     --------------
Comprehensive Loss                              (4,506)                 -           (446,132)        (104)          (450,742)
                                        --------------     --------------     --------------       -------     --------------

Balance at June 30, 2005                $     (490,634)    $        5,000     $   10,632,923       $    84     $   10,147,373
                                        ==============     ==============     ==============       ========     ==============


   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                 2005               2004
                                                                             -------------     ---------------

Net cash used for operating activities                                       $     (44,581)    $      (84,054)

Net cash provided by (used for) investing activities                              (753,773)           261,602
                                                                             -------------     --------------

Net increase (decrease) in cash and cash equivalents                              (798,354)           177,548

Cash and cash equivalents, beginning                                             2,422,481          3,037,678
                                                                             -------------     --------------

Cash and cash equivalents, ending                                            $   1,624,127     $    3,215,226
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2005. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities may be classified as "Available for Sale" or "Held to Maturity". Those classified as "Available for Sale" are carried at fair value (as reported by the brokerage firms at which they are held), with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity. Those classified as "Held to Maturity," with maturity dates ranging from 2006 to 2007, are reported at amortized cost. For securities held-to-maturity, the fair value at June 30, 2005 is approximately $990,000. For securities classified as available for sale, the fair value at June 30, 2005 is approximately $13,000. Proceeds from the maturities of available for sale securities were $3,516 during the quarter ended June 30, 2005, resulting in gross gains of $13 and gross losses of $2.

2.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    56,066,412

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $12,399,781)                                                                  (43,296,659)

Cumulative cash distributions received from Local Limited Partnerships                                   (4,331,502)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,438,251

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,006,357

   Cumulative amortization of acquisition fees and expenses                                                (333,630)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     9,110,978

Impairment allowance on investments in Local Limited Partnerships                                        (1,415,467)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     7,695,511
                                                                                                    ===============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2. Investments in Local Limited Partnerships (continued)

For the three months ended June 30, 2005, the Partnership advanced $59,058 to two of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2005 is $917,116. For the three months ended June 30, 2005, the Partnership has not recognized $587,490 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $301 were included in losses recognized in the three months ended June 30, 2005.

3.   Significant Equity Investee

One Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the three months ended March 31, 2005 and 2004:

Circle Terrace Associates Limited Partnership       2005              2004
---------------------------------------------    -------------    -------------
Revenue                                          $     672,600    $     719,000
Net Loss                                         $     (69,500)   $     (57,000)

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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($7,695,511 at June 30, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of $1,624,127, compared with $2,422,481 at March 31, 2005. The decrease is primarily attributable to purchases of marketable securities net cash used for operating activities and advances made to two Local Limited Partnerships, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2005, approximately $1,727,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $273,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2005, the Partnership has advanced approximately $629,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2005.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2005 resulted in a net loss of $450,638 as compared to a net loss of $431,898 for the same period in 2004. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships as well as an increase in provision for valuation of advances to Local Limited Partnerships. These effects were partially offset by a decrease in general and administrative expenses and an increase in investment income. Equity in losses of Local Limited Partnerships

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

increased between years due to an increase in losses of Local Limited Partnerships actually recognized by the Partnership. The increase in provision for valuation of advances to Local Limited Partnerships is the result of an increase in advances made to Local Limited Partnerships in 2005, as compared to the same three-month period in 2004. General and administrative costs decreased primarily due to decreased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership. Investment income increased due to an increase in return on investments.

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, the New Defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overrruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, the New Defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant the New Defendants' request for a protective order.

The New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the New Defendants;
(ii) Park does not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The New Defendants accordingly intend on defending against the claims vigorously. The New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the New Defendants' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the former Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the local partnership during the first quarter of 2005. The replacement Local General Partner has contributed in excess of the previously reported $300,000 toward capital improvements and has an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on New Center that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Partnership Reserves have been utilized to fund the Property's debt service obligations.

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

As previously reported, Schumaker Place Apartments, located in Salisbury, Maryland, has experienced operating difficulties in recent quarters. Despite strong occupancy levels, increased maintenance, insurance and real estate tax expenses have resulted in deficits that have been funded from working capital. The Local General Partner refinanced the Property in July 2004, reducing the interest rate and debt service payments on the Property's first mortgage. The reduced debt service resulted in the achievement of breakeven operations during 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2007.

Bixel House, located in Los Angeles, California has experienced weak occupancy and operations for a number of quarters, and the Property has suffered from deferred maintenance for a number of years. In an effort to reduce the Partnership's risk and develop an exit strategy, a put option agreement between the Managing General Partner and an unaffiliated entity was entered into whereby the Partnership would be able to transfer its interest in the Property to the unaffiliated entity for 25% of any value in excess of $500,000 which the unaffiliated entity would receive from any sale of the Property. This put option is subject to Local General Partner approval.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 15, 2005              BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. V

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