Form 10QSB
period 2005-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2005-11-15
CIK 852953

November 14, 2005



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended September 30, 2005 File Number 0-19706


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

For the quarterly period ended           September 30, 2005
                                --------------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-19706

         Boston Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                        Delaware                           04-3054464
-----------------------------------------    -------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)


   101 Arch Street, Boston, Massachusetts            02110-1106
-----------------------------------------------    ----------------------------
     (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2005                                   1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2005 and 2004                                     2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Six Months Ended September 30,
              2005                                                                         3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2005 and 2004                                     4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

PART II - OTHER INFORMATION

Items 1-6                                                                                 14

SIGNATURE                                                                                 15

CERTIFICATIONS                                                                            16

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)





                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                         $     1,036,418
Restricted cash                                                                                            60,595
Investment securities (Note 1)                                                                          1,591,233
Investments in Local Limited Partnerships (Note 2)                                                      7,290,919
Other assets                                                                                               12,484
                                                                                                  ---------------
     Total Assets                                                                                 $     9,991,649
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       211,806
Accrued expenses                                                                                           37,715
Deposit revenue                                                                                            60,595
                                                                                                  ---------------
     Total Liabilities                                                                                    310,116
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  9,680,598
Net unrealized gains on investment securities                                                                 935
                                                                                                  ---------------
     Total Partners' Equity                                                                             9,681,533
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     9,991,649
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2005                   2004                2005                  2004
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         24,918      $          9,682     $         42,735      $        16,648
   Other                                                          -                     -               84,723               83,264
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         24,918                 9,682              127,458               99,912
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, affiliate                          70,715                68,456              141,430              136,912
   Provision for valuation of advances to
     Local Limited Partnerships                                   -                85,505               59,058              134,958
   Provision for valuation of investments
     In Local Limited Partnerships                          373,250                     -              373,250                    -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $92,029 and
     $180,885 in 2005 and 2004,
     respectively)                                           85,760               116,616              174,954              233,745
   Amortization                                               4,283                 4,605                8,567                9,210
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                       534,008               275,182              757,259              514,825
                                                   ----------------      ----------------     ----------------      ---------------

Loss before equity in income (losses) of
   Local Limited Partnerships                              (509,090)             (265,500)            (629,801)           (414,913)

Equity in income (losses) of Local Limited
   Partnerships (Note 2)                                     42,399              (368,924)            (287,528)           (651,409)
                                                   ----------------      ----------------     ----------------      ---------------

Net Loss                                           $       (466,691)     $       (634,424)    $       (917,329)     $   (1,066,322)
                                                   ================      ================     ================      ===============

Net Loss allocated:
   General Partners                                $         (4,667)     $         (6,344)    $         (9,173)     $      (10,663)
   Limited Partners                                        (462,024)             (628,080)            (908,156)         (1,055,659)
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $       (466,691)     $       (634,424)    $       (917,329)     $   (1,066,322)
                                                   ================      ================     ================      ===============

Net Loss Per Limited Partner
   Unit (68,929 Units)                             $          (6.70)     $          (9.12)    $         (13.18)     $       (15.32)
                                                   ================      ================     ================      ===============

   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2005
                                   (Unaudited)



                                                               Initial           Investor                  Net
                                           General             Limited            Limited              Unrealized
                                          Partners             Partner           Partners                 Gains          Total

Balance of March 31, 2005               $     (486,128)    $        5,000     $   11,079,055         $       188     $   10,598,115
                                        --------------     --------------     --------------         -----------     --------------


Comprehensive Income (Loss):
  Change in net unrealized
     gains on investment
     securities available for sale                   -                  -                  -                  747               747
  Net Loss                                      (9,173)                 -           (908,156)                   -         (917,329)
                                        --------------     --------------     --------------       --------------     -------------
Comprehensive Income (Loss)                     (9,173)                 -           (908,156)                 747         (916,582)
                                        --------------     --------------     --------------       --------------     -------------

Balance at September 30, 2005           $     (495,301)    $        5,000     $   10,170,899       $          935     $   9,681,533
                                        ==============     ==============     ==============       ==============     =============


   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)



                                                                                 2005               2004
                                                                             -------------     --------------

Net cash used for operating activities                                       $    (109,880)    $     (179,601)

Net cash provided by (used for) investing activities                            (1,276,183)           179,404
                                                                             -------------     --------------

Net decrease in cash and cash equivalents                                       (1,386,063)              (197)

Cash and cash equivalents, beginning                                             2,422,481          3,037,678
                                                                             -------------     --------------

Cash and cash equivalents, ending                                            $   1,036,418     $    3,037,481
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    56,066,412

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $12,829,798)                                                                  (43,254,260)

Cumulative cash distributions received from Local Limited Partnerships                                   (4,400,960)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,411,192

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,006,357

   Cumulative amortization of acquisition fees and expenses                                                (337,913)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     9,079,636

Impairment allowance on investments in Local Limited Partnerships                                        (1,788,717)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     7,290,919
                                                                                                    ===============


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2. Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 2005, the Partnership advanced $59,058 to two of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2005 is $1,304,734. For the six months ended September 30, 2005, the Partnership has not recognized $1,017,206 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

3.   Significant Equity Investee

Two Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships' performance for the six months ended September 30, 2005 and 2004:



         Bixel House, A California Limited Partnership                     2005              2004
         ---------------------------------------------                 -------------    -------------
         Revenue                                                       $     193,302    $     211,116
         Net Income (Loss)                                             $      (4,189)   $       3,448

         Circle Terrace Associates Limited Partnership
         Revenue                                                       $   1,229,221    $   1,226,569
         Net Loss                                                      $    (130,899)   $    (164,081)


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

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($7,290,919 at September 30, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of $1,036,418, compared with $2,422,481 at March 31, 2005. The decrease is primarily attributable to purchases of investment securities, net cash used for operating activities and advances made to two Local Limited Partnerships, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2005, approximately $1,727,000 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $274,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2005, the Partnership has advanced approximately $629,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2005.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2005 resulted in a net loss of $466,691 as compared to a net loss of $634,424 for the same period in 2004. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, a decrease in provision for valuation of advances to Local Limited Partnerships and a decrease in general and administrative expenses. These effects were partially offset by an increase in provision for valuation of investments in Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Three Month Period (continued)

Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with the carrying values of zero. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the three months ended September 30, 2005. General and administrative costs decreased primarily due to decreased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships during the three months ended September 30, 2005.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2005 resulted in a net loss of $917,329 as compared to a net loss of $1,066,322 for the same period in 2004. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, a decrease in provision for valuation of advances to Local Limited Partnerships and a decrease in general and administrative expenses. These effects were partially offset by an increase in provision for valuation of investments in Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with the carrying values of zero. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the six months ended September 30, 2005. General and administrative costs decreased primarily due to decreased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships during the six months ended September 30, 2005.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2005 and continuing through 2008, the Compliance Period of the twenty-six Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in several Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached their partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Defendants. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending, and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

On or about October 3, 2005, Boston Financial Qualified Housing Tax Credits L.P. IV and its general partners ("BFQH IV") commenced litigation against Park in Suffolk Superior Court, Massachusetts and requested the court to issue a declaration that BHQH IV was not in violation of section 5.4.2 of its partnership agreement by virtue of its periodic disposition of interests in Local Limited Partnerships following expiration of the Properties' applicable Compliance Period(s). On or about October 11, 2005, Park sought leave of the court in the Missouri Action to amend its petition again and moved the court for entry of a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005 the court denied Park's request.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that they may continue to periodically dispose of interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of their partnership agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest 2-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the former Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. The replacement Local General Partner has contributed in excess of $300,000 toward capital improvements and has an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Partnership Reserves have been utilized to fund the Property's debt service obligations.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported regarding Westgate, located in Bismark, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the date on which the Managing General Partner had the right to transfer the remaining interest did not occur until December 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest is put to the new Local General Partner. The Property generated its last Tax Credits during 2001. The new Local General Partner also has the right to call the remaining interest after the Property's Compliance Period expires on December 31, 2006.

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, Virgin Islands was replaced. However, operations continue to suffer. Despite high occupancy, the Properties are experiencing operating deficits that are funded from working capital or replacement reserves. In addition, despite several recent capital improvements, the Properties are in need of additional capital expenditures. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately transfers the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. The plan includes provisions to minimize the risk of recapture.


As previously reported, a property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. That property's superior amenities and curb appeal provide a competitive advantage. Other Tax Credit properties as well as entry-level homes in the area have further increased competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at the Property has suffered, although in recent quarters it has stabilized to a level considered nearly acceptable. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage is below appropriate levels. Advances from the Local General Partner and Partnership Reserves have allowed the Property to remain current on its debt obligations. The Managing General Partner and Local Limited Partner have begun exploring an exit strategy that would allow for a 2006 disposal of the Partnership's interest in the Local Limited Partnership.


As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner has the right to put its interest in either of the Local Limited Partnerships at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interests in these Local Limited Partnerships in any other manner, the Partnership will be required to pay a termination fee of $2,500 per Property to the unaffiliated entity.


As previously reported, Schumaker Place, located in Salisbury, Maryland, has experienced operating difficulties in recent quarters. Despite strong occupancy levels, increased maintenance, insurance and real estate tax expenses have resulted in deficits that have been funded from working capital. The Local General Partner refinanced the Property in July 2004, reducing the interest rate and debt service payments on the Property's first mortgage. The reduced debt service has subsequently resulted in the achievement of breakeven operations. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2007.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)


As previously reported, Bixel House, located in Los Angeles, California, has experienced weak occupancy and operations for a number of quarters, and the Property has suffered from deferred maintenance for a number of years. In an effort to reduce the Partnership's risk and develop an exit strategy, a put option agreement between the Managing General Partner and an unaffiliated entity was entered into whereby the Partnership would be able to transfer its interest in the Local Limited Partnership to the unaffiliated entity for 25% of any value in excess of $500,000 which the unaffiliated entity would receive from any sale of the Property. The Partnership transferred its interest in this Local Limited Partnership during the six months ended September 30, 2005, but retains a contingent interest in the residual value of the Partnership's interest. This transfer will result in a taxable loss currently projected to be approximately $700,000, or $10 per Unit.

Hillwood Pointe, located in Jacksonville, Florida, was sold in October 2005, with the Partnership receiving net proceeds of $1,642,785, or approximately $24 per Unit. The sale will result in taxable income currently projected to be approximately $1,600,000, or $23 per Unit. The Managing General Partner, in accordance with, and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. The Managing General Partner has posted a Recapture Bond as this Property's compliance period expires on December 31, 2005.

Rosecliff, located in Sanford, Florida, is expected to be sold in early 2006. The pending sale is currently estimated to generate net proceeds of approximately $850,000, or $12 per Unit. This Property operated at above breakeven for the six months ended September 30, 2005 and had an occupancy level of 93% at September 30, 2005. The compliance period for this Property expires on December 31, 2005.


The Partnership has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Partnership analyzes these investments to determine if impairment indicators exist and if an other then temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Partnership's ability to recover the investment's carrying value. If an other then temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused Tax Credits associated with the properties owned by the Local Limited Partnerships. During the six months ended September 30, 2005, the Partnership concluded one of the Local Limited Partnerships, Bixel House, A California Limited Partnership, had experienced an other than temporary decline in its carrying value and impairment loss of approximately $373,000 was recorded. Generally, the caring values of most Local Limited Partnerships will decline through losses and distributions ion amounts sufficient to prevent other than temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of Tax Credits outpaces losses and distributions from any of the Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2005

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2005             BOSTON FINANCIAL QUALIFIED HOUSING
                                      TAX CREDITS L.P. V

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