Form 10QSB
period 2005-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2006-02-14
CIK 852953

February 14, 2006



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended December 31, 2005 File Number 0-19706


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

For the quarterly period ended              December 31, 2005
                                       -------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


         Commission file number 0-19706

        Boston Financial Qualified Housing Tax Credits L.P. V
--------------------------------------------------------------------

        (Exact name of registrant as specified in its charter)

                        Delaware                          04-3054464
---------------------------------------------     ---------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)


   101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------------     -------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2005                                    1

          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2005 and 2004                                      2

          Statement of Changes in Partners' Equity (Deficiency)
              (Unaudited) - For the Nine Months Ended December 31,
              2005                                                                         3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2005 and 2004                                      4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

PART II - OTHER INFORMATION

Items 1-6                                                                                 15

SIGNATURE                                                                                 16

CERTIFICATIONS                                                                            17


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                         $     2,408,651
Restricted cash                                                                                            38,991
Investment securities (Note 1)                                                                          1,584,428
Investments in Local Limited Partnerships (Note 2)                                                      6,991,238
Other assets                                                                                               10,799
                                                                                                  ---------------
     Total Assets                                                                                 $    11,034,107
                                                                                                  ===============

Liabilities and Partners' Equity

Accrued expenses                                                                                  $        79,544
Deposit revenue                                                                                            38,991
Deposit on sale                                                                                            12,500
                                                                                                  ---------------
     Total Liabilities                                                                                    131,035
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 10,907,428
Net unrealized losses on investment securities                                                             (4,356)
                                                                                                  ---------------
     Total Partners' Equity                                                                            10,903,072
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $    11,034,107
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                           STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended December 31, 2005 and 2004
                               (Unaudited)



                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2005                   2004                2005                  2004
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         26,383      $          9,433     $         69,118      $        26,081
   Other                                                     33,860                28,351              118,583              111,615
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         60,243                37,784              187,701              137,696
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, affiliate                          70,715                68,456              212,145              205,368
   Provision for valuation of advances to
     Local Limited Partnerships, net of
     Recovery (Note 2)                                      (33,914)               47,753               25,144              182,711
   Provision for valuation of investments
     In Local Limited Partnerships (Note 2)                       -                     -              373,250                    -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $120,373 and
     $256,639 in 2005 and 2004,
     respectively)                                          100,929               108,175              275,883              341,920
   Amortization                                               3,980                 4,605               12,547               13,815
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                       141,710               228,989              898,969              743,814
                                                   ----------------      ----------------     ----------------      ---------------

Loss before equity in losses of Local Limited
   Partnerships and gain on sale of
   investments in Local Limited
   Partnerships                                             (81,467)             (191,205)            (711,268)           (606,118)

Equity in losses of Local Limited
   Partnerships (Note 2)                                   (177,928)             (177,748)            (465,456)           (829,157)

Gain on sale of investments in Local
   Limited Partnerships                                   1,486,225                     -            1,486,225                   -
                                                   ----------------      ----------------     ----------------      --------------

Net Income (Loss)                                  $      1,226,830      $       (368,953)    $        309,501      $   (1,435,275)
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $         12,268      $         (3,690)    $          3,095      $      (14,353)
   Limited Partners                                       1,214,562              (365,263)             306,406          (1,420,922)
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $      1,226,830      $       (368,953)    $        309,501      $   (1,435,275)
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (68,929 Units)                             $          17.62      $          (5.30)    $           4.45      $       (20.61)
                                                   ================      ================     ================      ===============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2005
                                   (Unaudited)







                                                                                                     Net
                                                               Initial           Investor          Unrealized
                                           General             Limited            Limited            Gains
                                          Partners             Partner           Partners           (Losses)              Total

Balance at March 31, 2005               $     (486,128)    $        5,000     $   11,079,055     $            188    $   10,598,115
                                        --------------     --------------     --------------     ----------------    --------------


Comprehensive Income (Loss):
  Change in net unrealized
     gains on investment
     securities available for sale                   -                  -                  -               (4,544)          (4,544)
  Net Income                                     3,095                  -            306,406                    -           309,501
                                        --------------     --------------     --------------       --------------    --------------
Comprehensive Income (Loss)                      3,095                  -            306,406               (4,544)          304,957
                                        --------------     --------------     --------------       --------------    --------------

Balance at December 31, 2005            $     (483,033)    $        5,000     $   11,385,461       $       (4,356)   $   10,903,072
                                        ==============     ==============     ==============       ==============    ==============



The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)






                                                                                 2005               2004
                                                                             -------------     ---------------

Net cash used for operating activities                                       $    (394,454)    $     (511,940)

Net cash provided by investing activities                                          380,624            136,402
                                                                             -------------     --------------

Net decrease in cash and cash equivalents                                          (13,830)          (375,538)

Cash and cash equivalents, beginning                                             2,422,481          3,037,678
                                                                             -------------     --------------

Cash and cash equivalents, ending                                            $   2,408,651     $    2,662,140
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity.

2.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-five Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Huguenot Park and Westgate, where the Partnership's ownership interests are 95%, 88.55% and 49.5%, respectively. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2005:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    53,676,365

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $13,257,225)                                                                  (41,635,622)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,936,210)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,104,533

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            968,187

   Cumulative amortization of acquisition fees and expenses                                                (326,679)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     8,746,041

Impairment allowance on investments in Local Limited Partnerships                                        (1,754,803)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     6,991,238
                                                                                                    ===============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2005, the Partnership advanced $25,144 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2005 is $1,905,215. For the nine months ended December 31, 2005, the Partnership has not recognized $1,471,860 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $32,101 were included in losses recognized during the nine months ended December 31, 2005.

3.   Significant Equity Investees

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of either December 31, 2005 or 2004, or net losses for the three months ended either December 31, 2005 or 2004. The following financial information represents the performance of these Local Limited Partnerships for the three months ended December 31, 2005 and/or 2004:

         Circle Terrace Associates Limited Partnership                     2005              2004
         ---------------------------------------------                 -------------    -------------
         Revenue                                                       $     641,968    $     615,340
         Net Loss                                                      $     (25,286)   $     (66,994)

         Cobblestone Place Townhomes, A Limited Partnership (1)
         Revenue                                                       $     261,435    $     187,308
         Net Income (Loss)                                             $      16,663    $     (34,760)

         The Oaks of Dunlop Farms, L.P.
         Revenue                                                       $         N/A    $     297,492
         Net Income                                                    $         N/A    $      97,104

(1) This Local Limited Partnership was sold as of December 31, 2005.

4.   Reclassifications

Certain reclassifications regarding provision for valuation of advances to Local Limited Partnerships have been made to prior period financial statements to conform to the current period presentation.

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

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($6,991,238 at December 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of $2,408,651, compared with $2,422,481 at March 31, 2005. The decrease is primarily attributable to purchases of investment securities and net cash used for operating activities partially offset by proceeds from the disposal of investments in Local Limited Partnerships along with distributions received from Local Limited Partnerships. Cash used for operations includes $282,860 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2005, approximately $1,759,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $275,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2005, the Partnership has advanced approximately $595,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of Property operations, most of the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership as such amounts may be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2005 resulted in a net income of $1,226,830 as compared to a net loss of $368,953 for the same period in 2004. The increase in net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships and a decrease in provision for valuation of advances to Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is the result of a significant gain on sale related to the sale of one Local Limited Partnership during the current quarter. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the three months ended December 31, 2005.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2005 resulted in net income of $309,501, as compared to net loss of $1,435,275 for the same period in 2004. The increase in net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in equity in losses of Local Limited Partnerships, a decrease in provision for valuation of advances to Local Limited Partnerships and a decrease in general and administrative expenses. These effects were partially offset by an increase in provision for valuation of investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is the result of a significant gain on sale related to the disposition of one Local Limited Partnership during the current quarter. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with the carrying values of zero. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the nine months ended December 31, 2005. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnership. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships during the nine months ended December 31, 2005.

Portfolio Update

As of December 31, 2005, the Partnership's investment portfolio consisted of limited partnership interests in twenty-five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. The Partnership's interests in six Local Limited Partnerships were transferred on January 1, 2006 to a party unaffiliated with the Partnership. Therefore, the Partnership's investment portfolio consists of Partnership interests in nineteen Local Limited Partnerships. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,512 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated from 2005 through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2005 and continuing through 2008, the Compliance Period of the nineteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in six Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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


On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On November 15, 2004, the court granted the requested amendment to the petition. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order (a "TRO") compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a TRO.

In October 2005, Park again sought leave of the court in the Missouri Action to amend its petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Local Limited Partnerships' applicable Compliance Period(s) without first obtaining limited partner consent. On or about October 11, 2005, Park moved the court for entry of a TRO prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a TRO. In December 2005, the court granted Park's request to amend its petition, and the case remains in discovery.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that the Partnership may continue to periodically dispose of its interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion, and the discovery process is continuing.


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


Property Discussions

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above breakeven. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either:
(i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the former Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of September 30, 2005, the replacement Local General Partner has contributed in excess of $300,000 toward capital improvements and has an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Although Partnership Reserves have been utilized in the past to fund the Property's debt service obligations, no such further advances have been made during the nine month period ended December 31, 2005.

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

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, Virgin Islands was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties are still in need of additional capital expenditures. However, due to consistently high occupancy levels, the Properties operated at above breakeven for the nine month period ended September 30, 2005. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately transfers the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. The plan includes provisions to minimize the risk of recapture.

As previously reported, a property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. That property's superior amenities and curb appeal provide a competitive advantage. Other Tax Credit properties as well as entry-level homes in the area have further increased competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at the Property has suffered, although occupancy reached 88% as of December 31, 2005. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage remains below appropriate levels as of September 30, 2005. Advances from the Local General Partner and Partnership Reserves have allowed the Property to remain current on its debt obligations. The Managing General Partner and Local General Partner continue to explore an exit strategy that would allow for a 2006 disposal of the Partnership's interest in the Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner had the right to put its interest in either of the Local Limited Partnerships at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

receipts from such Local Limited Partnership interest. Effective January 1, 2006, the Partnership put its interest in both Properties to an unaffiliated entity for approximately $2,100 each in lieu of the Partnership carrying a remaining interest in the form of a Contingent Note. These transfers are currently projected to result in taxable income of approximately $223,000 and $196,000 for Cedar Lane I and Silver Creek II, respectively, or a combined $6 per Unit.

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

As previously reported, Bixel House, located in Los Angeles, California, has experienced weak occupancy and operations for a number of quarters, and the Property has suffered from deferred maintenance for a number of years. In an effort to reduce the Partnership's risk and develop an exit strategy, a put option agreement between the Managing General Partner and an unaffiliated entity was entered into. The Partnership transferred its interest in this Local Limited Partnership during the six months ended September 30, 2005, but retains a contingent receivable in the amount of $100,000. This transfer, without accounting for the contingent interest, will result in a taxable loss currently projected to be approximately $740,000, or $11 per Unit.

As previously reported, Hillwood Pointe, located in Jacksonville, Florida, was sold in October 2005, with the Partnership receiving net proceeds of $1,608,871, or approximately $23 per Unit. The sale will result in taxable income projected to be approximately $1,600,000, or $23 per Unit. The Managing General Partner, in accordance with, and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. The Managing General Partner has posted a Recapture Bond as this Property's Compliance Period expired on December 31, 2005.

As previously reported, Rosecliff, located in Sanford, Florida, is expected to be sold in early 2006. The pending sale is currently estimated to generate net proceeds of approximately $850,000, or $12 per Unit. This Property operated at above breakeven for the nine months ended September 30, 2005 and achieved an occupancy level of 93% at September 30, 2005. The Compliance Period for this Property expired on December 31, 2005.

Effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Archer Village, located in Archer, Florida, Ocean View, located in Fernandina Beach, Florida, Water Oak, located in Orange City, Florida and Yester Oaks, located in Lafayette, Georgia, for approximately $2,100 each. The Managing General Partner determined that these four properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships for $2,100 per property was in the best interest of the Partnership. These transfers are expected to result in taxable income projected to be approximately $211,000, $303,000, 251,000 and $331,000 for
Archer Village, Ocean View, Water Oak and Yester Oaks, respectively, or a combined $16 per Unit.

Although an agreement has not yet been reached, the Managing General Partner is currently working with the Local General Partner of Oaks of Dunlop, located in Colonial Heights, on the sale of the Partnership's interest in 2006.

The Partnership has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Partnership analyzes these investments to determine if impairment indicators exist and if an other

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

then temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Partnership's ability to recover the investment's carrying value. If an other then temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused Tax Credits associated with the properties owned by the Local Limited Partnerships. During the nine months ended December 31, 2005, the Partnership concluded one of the Local Limited Partnerships, Bixel House, A California Limited Partnership, had experienced an other than temporary decline in its carrying value and impairment loss of approximately $373,000 was recorded. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other than temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of Tax Credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2005.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2006                  BOSTON FINANCIAL QUALIFIED HOUSING
                                           TAX CREDITS L.P. V

                                           By:     Arch Street VIII, Inc.,
                                           its Managing General Partner




                                           /s/Jenny Netzer
                                           Jenny Netzer
                                           Executive Vice President
                                           MMA Financial, LLC