Form 10KSB
period 2006-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2006-06-29
CIK 852953

June  28, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-KSB for the Year Ended March 31, 2006 File Number 0-19706


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

For the fiscal year ended                March 31, 2006
                          -----------------------------------------------------

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------                  -------------

                         Commission file number 0-19706

             Boston Financial Qualified Housing Tax Credits L.P. V
            (Exact name of registrant as specified in its charter)

     Massachusetts                                    04-3054464
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

             101 Arch Street, Boston, MA             02110-1106
-----------------------------------------------  --------------------------
     (Address of principal executive offices)        Zip Code)

Registrant's telephone number, including area code     (617) 439-3911
                                                   ------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
          Title of each class                     which registered
          -------------------                --------------------------
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

                        $60,904,650 as of March 31, 2006

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12



              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006


                                TABLE OF CONTENTS


                                                                            Page No.

PART I

     Item 1       Business                                                      K-3
     Item 2       Properties                                                    K-6
     Item 3       Legal Proceedings                                             K-12
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                              K-13

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                               K-13
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 K-13
     Item 7       Financial Statements and Supplementary Data                   K-19
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                        K-19
     Item 8A      Controls and Procedures                                       K-19
     Item 8B      Other Information                                             K-19

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                             K-19
     Item 10      Management Remuneration                                       K-20
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                         K-20
     Item 12      Certain Relationships and Related Transactions                K-21
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                           K-22
     Item 14.     Principal Accountant Fees and Services                        K-22

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Strathern Park/Lorne Park (1)                               Los Angeles, CA                         07/05/90
Park Caton                                                  Catonsville, MD                         08/17/90
Cedar Lane I (2)                                            London, KY                              09/10/90
Silver Creek II (2)                                         Berea, KY                               08/15/90
Rosecliff (2)                                               Sanford, FL                             09/18/90
Brookwood                                                   Ypsilanti, MI                           10/01/90
Oaks of Dunlop                                              Colonial Heights, VA                    01/01/91
Water Oak (2)                                               Orange City, FL                         01/01/91
Yester Oaks (2)                                             Lafayette, GA                           01/01/91
Ocean View (2)                                              Fernandina Beach, FL                    01/01/91
Wheeler House (2)                                           Nashua, NH                              01/01/91
Archer Village (2)                                          Archer, FL                              01/01/91
Timothy House                                               Towson, MD                              03/05/91
Westover Station                                            Newport News, VA                        03/30/91
Carib III                                                   St. Croix, VI                           03/21/91
Carib II                                                    St. Croix, VI                           03/01/91
Whispering Trace                                            Woodstock, GA                           05/01/91
New Center                                                  Detroit, MI                             06/27/91
Huguenot Park                                               New Paltz, NY                           06/26/91
Hillwood Pointe (2)                                         Jacksonville, FL                        07/19/91
Pinewood Pointe                                             Jacksonville, FL                        07/31/91
Westgate                                                    Bismark, ND                             07/25/91
Woodlake Hills                                              Pontiac, MI                             08/01/91
Bixel House (2)                                             Los Angeles, CA                         07/31/91
Magnolia Villas (2)                                         North Hollywood, CA                     07/31/91
Schumaker Place                                             Salisbury, MD                           09/20/91
Circle Terrace                                              Lansdowne, MD                           12/06/91

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2006, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships: (i) Timothy House Limited Partnership and Maiden Choice Limited Partnership, representing 12.70%, have Shelter Development Corp. as Local General Partner;
(ii) Kensington Place Townhomes, A Limited Partnership and Whispering Trace Apartments, A Limited Partnership, representing 9.67%, have Flournoy Development Co. as Local General Partner; and (iii) St. Croix II Limited Partnership and Christiansted Limited Dividend Housing Association, representing 1.53%, have Rialto Properties, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

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

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street V Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, Inc. ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in sixteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Huguenot Park and Westgate, where the Partnership's ownership interests are 95%, 88.55% and 49.5%, respectively.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: (i) below market rate interest loans; (ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; and (iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedule on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.


                                             Capital Contributions
Local Limited Partnership                 Total          Paid               Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at    Through             Payable at           Type of             March 31,
Property Location          Apts Units  March 31, 2006  March 31, 2006       December 31, 2005   Subsidy *              2006
 ---------------------   ------------ --------------   ----------------     ------------------  --------------     -----------

Strathern Park/Lorne Park, a
  California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA            241          $    8,418,667   $   8,418,667         $    16,747,089       None               100%

Maiden Choice Limited
  Partnership
Park Caton
Catonsville, MD            101               2,513,300       2,513,300               1,870,574       None               96%

Cedar Lane I, Ltd. (2)
Cedar Lane I
London, KY

Silver Creek II, Ltd. (2)
Silver Creek II
Berea, KY

Tompkins/Rosecliff, Ltd. (2)
Rosecliff
Sanford, FL

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI               81                2,373,295       2,373,295               2,895,725       None               83%

Water Oak Apartment, L.P. (2)
Water Oak
Orange City, FL



                                             Capital Contributions
Local Limited Partnership                 Total          Paid               Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at    Through             Payable at           Type of             March 31,
Property Location          Apts Units  March 31, 2006  March 31, 2006       December 31, 2005   Subsidy *              2006
 ---------------------   ------------ --------------   ----------------     ------------------  --------------     -----------

Yester Oaks, L.P. (2)
Yester Oaks
Lafayette, GA

Ocean View Apartments, L.P. (2)
Ocean View
Fernandina Beach, FL

Burbank Limited Partnership I (2)
Wheeler House
Nashua, NH

Archer Village, Ltd (2)
Archer Village
Archer, FL

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA      144               2,791,280       2,791,280               4,190,270        None               100%

Timothy House Limited
  Partnership
Timothy House
Towson, MD                112               3,064,250       3,064,250               2,153,836        None               97%

Westover Station Associates, L.P.
Westover Station
Newport News, VA          108               1,972,947       1,972,947               3,275,314        None               100%






                                             Capital Contributions
Local Limited Partnership                 Total          Paid               Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at    Through             Payable at           Type of             March 31,
Property Location          Apts Units  March 31, 2006  March 31, 2006       December 31, 2005   Subsidy *              2006
 ---------------------   ------------ --------------   ----------------     ------------------  --------------     -----------

Christiansted Limited Dividend
  Housing Association
Carib III                  24                322,260      322,260               1,448,024          FmHA               100%
St. Croix, VI

St. Croix II Limited Partnership
Carib II
St. Croix, VI              20                347,680      347,680               1,373,546          FmHA              100%

Whispering Trace Apartments,
  A Limited Partnership
Whispering Trace
Woodstock, GA              40              1,093,330    1,093,330               1,211,220          None               93%

Historic New Center Apartments
  Limited Partnership
New Center
Detroit, MI               104              3,077,187    3,077,187               2,762,581    Section 8               18%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY              24                982,358      982,358               1,400,000        None               100%

Cobblestone Place Townhomes,
  A Limited Partnership (2)
Hillwood Pointe
Jacksonville, FL

Kensington Place Townhomes,
  A Limited Partnership
Pinewood Pointe
Jacksonville, FL          136              3,153,173    3,153,173               3,485,919        None                98%



                                             Capital Contributions
Local Limited Partnership                 Total          Paid               Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at    Through             Payable at           Type of             March 31,
Property Location          Apts Units  March 31, 2006  March 31, 2006       December 31, 2005   Subsidy *              2006
 ---------------------   ------------ --------------   ----------------     ------------------  --------------     -----------

Westgate Apartments Limited
  Partnership
Westgate                 60                935,893        935,893               1,487,820           None               97%
Bismark, ND

Woodlake Hills Limited
  Partnership
Woodlake Hills
Pontiac, MI             144              4,154,667      4,154,667               3,454,727           None                94%

Bixel House, a California
  Limited Partnership (2)
Bixel House
Los Angeles, CA

Harmony Apartments, a California
  Limited Partnership (2)
Magnolia Villas
North Hollywood, CA

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD            96              2,910,453      2,910,453               2,717,699           None               100%

Circle Terrace Associates Limited
  Partnership
Circle Terrace
Lansdowne, MD           303              5,811,234      5,811,234               6,249,436      Section 8                98%
                       ------         --------------  -------------         ---------------
                       1,738         $   43,921,974  $  43,921,974         $    56,723,780
                       =====         ==============  =============         ===============



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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached QH IV's partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of QH IV. On or about October 7, 2004, Park sought leave of the court to amend its Petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a temporary restraining order, and on November 15, 2004 it granted the request to amend the Petition.

In October 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The New Defendants have filed a motion to dismiss the second amended complaint. That motion is pending. If the motion to dismiss is denied, a trial is scheduled for this matter on October 16, 2006, although it is possible that a portion of the case may be heard and resolved at an earlier date.

The Defendants and the New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Defendants and New Defendants accordingly intend on defending against the claims vigorously. The court has scheduled an evidentiary hearing for May 31, 2006 with respect to Park's "books and records" claims against the Defendants and the New Defendants. The Defendants and New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

Except as noted above, the Partnership is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2006, there were 2,912 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2006 and 2005.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

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

Executive Level Overview

The Partnership was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., a Massachusetts corporation, which serves as the Managing General Partner, and Arch Street V Limited Partnership, a Massachusetts Limited Partnership whose general partner consists of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Partnership ends on March 31.

As of March 31, 2006, the Partnership's investment portfolio consisted of limited partnership interests in sixteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,512 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated from 2006 through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2008, the Compliance Periods of the sixteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in six Local Limited Partnerships. It is unlikely that the disposition of any of these six Local Limited Partnership interests will generate any material cash distributions to the Partnership. During the year ended March 31, 2006, the Partnership's interests in ten Local Limited Partnerships were sold.

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Periods and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($6,100,364 at March 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. During the year ended March 31, 2006, the Partnership concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Bixel House, A California Limited Partnership for approximately $373,000 and Timothy House Limited Partnership for approximately $350,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.


Liquidity and Capital Resources


At March 31, 2006, the Partnership had cash and cash equivalents of $3,567,799, compared with $2,422,481 at March 31, 2005. The increase is primarily attributable to proceeds from the sale of investments in Local Limited Partnerships, cash distributions received from Local Limited Partnerships and proceeds from maturities of investment securities, partially offset by purchases of investment securities and net cash used for operations. Cash used for operations includes $282,860 paid to the Managing General Partner for accrued asset management fees.


The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2006, approximately $1,758,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $276,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2006, the Partnership has advanced approximately $595,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2006. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2006 resulted in net income of $1,460,690 as compared to a net loss of $2,272,387 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in equity in losses in Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, an increase in other income, and a decrease in general and administrative expenses. These effects were partially offset by an increase in provision for valuation allowance on investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is the result of the sale of several Local Limited Partnerships during the fiscal year ended March 31, 2006. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the year ended March 31, 2006. The increase in other revenue is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. General and administrative costs decreased primarily due to a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operations of the Partnership offset by increased expenses associated with auditing the Partnership's financial statements. Provision for valuation allowance on investments in Local Limited Partnerships increased due to the Partnership recording a valuation allowance for its investments in certain Local Limited Partnerships.

Low-Income Housing Tax Credits

The 2005 and 2004 Tax Credits per Unit were $0.38 and $0.38, respectively. The Tax Credit per Limited Partner stabilized in 1993. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period.

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

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Occupancy was 18% at March 31, 2006. Efforts to increase curb appeal and increase qualified tenant traffic have not materially improved occupancy. Advances from the former Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner is concerned about its long-term viability. Due to these concerns, the Managing General Partner believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of December 31, 2005, the replacement Local General Partner has contributed in excess of $300,000 toward capital improvements and has an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Although Partnership Reserves have been utilized in the past to fund the Property's debt service obligations, no such advances were made during the year ended March 31, 2006.

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

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, Virgin Islands, was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties are still in need of additional capital expenditures. However, due to consistently high occupancy levels, the Properties operated at above breakeven for the year ended December 31, 2005. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately would transfer the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. The plan includes provisions to minimize the risk of recapture.

As previously reported, a property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. That property's superior amenities and curb appeal provide a competitive advantage. Other Tax Credit properties as well as entry-level homes in the area have further increased competition for tenants. In addition, local employers have had layoffs, forcing some tenants to leave the area in search of employment. As a result, occupancy at the Property initially suffered, although occupancy reached 93% as of March 31, 2006. The Property has incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage remains below appropriate levels as of December 31, 2005. Advances from the Local General Partner and Partnership Reserves have allowed the Property to remain current on its debt obligations. The Managing General Partner and Local General Partner have reached an agreement that may result in a 2006 sale of this Property. Under the current terms, a sale would result in net proceeds to the Partnership of approximately $250,000, or $4 per Unit, and taxable income of approximately $230,000, or $3 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner had the right to put its interest in either of the Local Limited Partnerships at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 1, 2006, the Partnership put its interest in both Properties to an unaffiliated entity for approximately $2,100 each in lieu of the Partnership carrying a remaining interest in the form of a Contingent Note. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. These transfers are currently projected to result in 2006 taxable income of approximately $223,000 and $196,000 for Cedar Lane I and Silver Creek II, respectively, or a combined $6 per Unit.

As previously reported, Schumaker Place, located in Salisbury, Maryland, experienced operating difficulties in 2004 and through the three months ended March 31, 2005. Since then, as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004, the Property has operated at above breakeven In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2007.
Bixel House, located in Los Angeles, California, had experienced weak occupancy and operations for a number of quarters, and the Property had suffered from deferred maintenance for a number of years. In an effort to reduce the Partnership's risk and develop an exit strategy, a put option agreement was entered into between the Managing General Partner and an unaffiliated entity. The Partnership transferred its interest in this Local Limited Partnership in June 2005, but retains a contingent receivable in the amount of $100,000. This transfer, without accounting for the contingent interest, will result in a 2006 taxable loss currently projected to be approximately $740,000, or $11 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

Hillwood Pointe, located in Jacksonville, Florida, was sold in October 2005, with the Partnership receiving net proceeds of $1,707,382, or approximately $25 per Unit. The sale resulted in taxable income of $1,707,458, or $24.77 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. The Managing General Partner had posted a Recapture Bond as this Property's Compliance Period expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

Rosecliff, located in Sanford, Florida, was sold on March 15, 2006, resulting in net proceeds to the Partnership of $899,193, or $13 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. This Property operated at above breakeven for the twelve months ended December 31, 2005 and achieved an occupancy level of 96% at December 31, 2005. The Compliance Period for this Property expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

Effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Archer Village, located in Archer, Florida, Ocean View, located in Fernandina Beach, Florida, Water Oak, located in Orange City, Florida and Yester Oaks, located in Lafayette, Georgia, for approximately $2,100 each. The Managing General Partner determined that these four Properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships was in the best interest of the Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. These transfers are expected to result in 2006 taxable income projected to be approximately $211,000, $303,000, $251,000 and $331,000 for Archer Village,
Ocean View, Water Oak and Yester Oaks, respectively, or a combined $16 per Unit. The Partnership no longer has an interest in these Local Limited Partnerships.

Although an agreement has not yet been reached, the Managing General Partner is currently working with the Local General Partner of Oaks of Dunlop, located in Colonial Heights, Virginia, on the sale of the Partnership's interest.

The Partnership's interest in the Local Limited Partnership that owned Magnolia Villas, located in North Hollywood, California, was disposed of on March 21, 2006, upon the sale of this Property. The Partnership received net proceeds of $938,637, or $13.62 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. This sale will result in 2006 taxable income projected to be approximately $1,500,000, or $22 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

The Managing General Partner and Local General Partner have begun to explore an exit strategy that would allow for the Partnership's sale of its interest in the Local Limited Partnership that owns and operates Strathern Park, located in Los Angeles, California.

The Managing General Partner and Local General Partner of Pinewood Pointe, located in Jacksonville, Florida have reached an agreement that could result in the 2006 sale of this Property. However, rising property insurance rates in the Florida region may hamper the actual sale of this property.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2006 and 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's Principal Executive Officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2006.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in June 1989. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                                Executive Vice President
Michael H. Gladstone Principal, Member

The other General Partner of the Partnership is Arch Street V Limited Partnership, a Massachusetts limited partnership ("Arch Street L.P.") that was organized in June 1989. Arch Street VIII, Inc. is the managing general partner of Arch Street L.P.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this Report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section. Jenny Netzer, age 50, Executive Vice President - Ms. Netzer joined MMA as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 49, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2006, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                                                  Amount
      Title of                          Name and Address of                    Beneficially
        Class                            Beneficial Owner                          Owned           Percent of Class

   Limited                      Oldham Institutional Tax Credits LLC          8,024 Units          11.64%
   Partner                      101 Arch Street
                                Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2006. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, and herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street L.P. owns five (unregistered) Units not included in the 68,929 Units sold to the public. Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant. Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street L.P., MMA, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expenses reimbursements made in the two years ended March 31, 2006 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. These costs are fully amortized as of March 31, 2006. Total organizational and offering expenses, exclusive of selling commissions, did not exceed 5.5% of Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees, expenses or selling expenses were paid during the two years ended March 31, 2006.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. As of March 31, 2006, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2006 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2006.





Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2006 are as follows:

                                             2006                  2005
                                        --------------        ----------

Asset management fees                   $    293,566        $     276,083

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2006 are as follows:

                                              2006                  2005
                                            ----------        ----------
Salaries and benefits expense reimbursements  $ 167,100        $   309,681

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2006.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2006 is presented in Note 5 to the Financial Statements.

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

(b)      Exhibits


31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2006 as follows:

                                      2006                  2005
                                  --------------        ----------
Audit fees                        $       67,828           $    19,250
Tax fees                          $        2,400           $     1,950

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2006.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                              Date:    June 28, 2006
           ---------------------------------------               ------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                              Date:    June 28, 2006
           ---------------------------------------               -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.


     By:   /s/Michael H. Gladstone                       Date:   June 28, 2006
           -----------------------------                         ------------
           Michael H. Gladstone
           Principal
           MMA Financial, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                          Annual Report on Form 10-KSB
                        For The Year Ended March 31, 2006
                                      Index



                                                                              Page No.

Report of Independent Registered Public Accounting Firm
    for the years ended March 31, 2006 and 2005                                 F-2

Financial Statements

    Balance Sheet - March 31, 2006                                              F-3

    Statements of Operations - For the years ended
       March 31, 2006 and 2005                                                  F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2006 and 2005                              F-5

    Statements of Cash Flows - For the years ended
       March 31, 2006 and 2005                                                  F-6

    Notes to the Financial Statements                                           F-7


                        Report of Independent Accountants



To the Partners of
Boston Financial Qualified Housing Tax Credits Limited Partnership V


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership V ("the Partnership") at March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2006

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2006




         Assets

Cash and cash equivalents                                                                         $     3,567,799
Restricted cash (Note 6)                                                                                   39,390
Investment securities, at fair value (Note 3)                                                           1,436,372
Investments in Local Limited Partnerships (Note 4)                                                      6,100,364
Accounts receivable (Note 4)                                                                            1,073,963
Other assets                                                                                               10,957
                                                                                                  ---------------
   Total Assets                                                                                   $    12,228,845
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                         $        81,421
Accrued expenses                                                                                           58,755
Deferred revenue (Note 6)                                                                                  39,390
                                                                                                  ---------------
   Total Liabilities                                                                                      179,566
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 12,058,617
Net unrealized losses on investment securities                                                             (9,338)
                                                                                                  ---------------
   Total Partners' Equity                                                                              12,049,279
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    12,228,845
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2006 and 2005



                                                                                 2006                     2005
                                                                           ----------------         ----------
        Revenue:
   Investment                                                              $        113,761         $        39,898
   Other                                                                            265,369                 145,783
                                                                           ----------------         ---------------
     Total Revenue                                                                  379,130                 185,681
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate (Note 5)                                        293,566                 276,083
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 4)                                                   25,144                 293,814
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 4)                                                  723,250                       -
   General and administrative (includes reimbursements
     to an affiliate in the amount of $167,100 and
     $309,681 in 2006 and 2005, respectively) (Note 5)                              391,209                 499,826
   Amortization                                                                      16,424                  17,133
                                                                           ----------------         ---------------
     Total Expense                                                                1,449,593               1,086,856
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships                       (1,070,463)               (901,175)

Equity in losses of Local Limited Partnerships (Note 4)                            (961,320)             (1,371,212)

Gain on sale of investments in Local Limited Partnerships (Note 4)                3,492,473                       -
                                                                           ----------------         ---------------

Net Income (Loss)                                                          $      1,460,690         $    (2,272,387)
                                                                           ================         ===============

Net Income (Loss) allocated:

   General Partners                                                        $        606,621         $       (22,724)
   Limited Partners                                                                 854,069              (2,249,663)
                                                                           ----------------         ---------------

                                                                           $      1,460,690         $    (2,272,387)
                                                                           ================         ===============
Net Income (Loss) per Limited Partner Unit

   (68,929 Units)                                                          $          12.39         $       (32.64)
                                                                           ================         ==============



The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2006 and 2005




                                                                                                             Net
                                                                     Initial           Investor         Unrealized
                                                  General            Limited            Limited             Gains
                                                 Partners            Partner           Partners           (Losses)          Total

Balance at March 31, 2004                      $    (463,404)    $        5,000     $   13,328,718     $         819   $ 12,871,133
                                               -------------     --------------     --------------     -------------   ------------

Comprehensive Loss:
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -              (631)         (631)
  Net Loss                                           (22,724)                 -         (2,249,663)                -    (2,272,387)
                                               -------------     --------------     --------------     -------------   ------------
Comprehensive Loss                                   (22,724)                 -         (2,249,663)             (631)   (2,273,018)
                                               -------------     --------------     --------------     -------------   ------------

Balance at March 31, 2005                           (486,128)             5,000         11,079,055               188     10,598,115
                                               -------------     --------------     --------------     -------------   ------------

Comprehensive Income (Loss):
  Change in net unrealized
       gains on investment securities

       available for sale                                  -                  -                  -            (9,526)       (9,526)
  Net Income                                         606,621                  -            854,069                 -      1,460,690
                                               -------------     --------------     --------------     -------------  -------------
Comprehensive Income (Loss)                          606,621                  -            854,069            (9,526)     1,451,164
                                               -------------     --------------     --------------     -------------   ------------

Balance at March 31, 2006                      $     120,493     $        5,000     $   11,933,124     $      (9,338)  $ 12,049,279
                                               =============     ==============     ==============     =============   ============


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005




                                                                                 2006                     2005
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Income (Loss)                                                       $      1,460,690         $    (2,272,387)
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
   Equity in losses of Local Limited Partnerships                                   961,320               1,371,212
    Gain on sale of investments in Local Limited Partnerships                    (3,492,473)                      -
   Provision for valuation allowance on advances to Local
     Limited Partnerships, net of recovery                                           25,144                 293,814
   Provision for valuation allowance on investments in Local
     Limited Partnerships                                                           723,250                       -
   Amortization                                                                      16,424                  17,133
   Accretion                                                                        (12,628)                      -
   Cash distributions included in net income (loss)                                (211,660)                (94,168)
   Other non-cash item                                                                  (29)                    (44)
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
     Other assets                                                                    (9,511)                   (833)
     Due to affiliate                                                                10,706                   2,261
     Accrued expenses                                                                30,055                   3,612
     Deferred revenue                                                               (20,233)                (21,028)
                                                                           ----------------         ---------------
Net cash used for operating activities                                             (518,945)               (700,428)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Release of restricted cash                                                        20,233                  21,028
   Purchases of  investment securities                                           (1,930,074)                      -
   Proceeds from maturities of investment securities                                510,318                  18,218
   Advances to Local Limited Partnerships                                           (59,058)               (293,814)
   Reimbursement of advances to Local Limited
     Partnerships                                                                    33,914                       -
   Cash distributions received from Local Limited
     Partnerships                                                                   505,181                 339,799
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         3,657,712                       -
   Accounts receivable from sale of investments in

     Local Limited Partnerships                                                  (1,073,963)                      -
                                                                           ----------------        ----------------
Net cash provided by investing activities                                         1,664,263                  85,231
                                                                           ----------------        ----------------


Net increase (decrease) in cash and cash equivalents                              1,145,318                (615,197)

Cash and cash equivalents, beginning                                              2,422,481               3,037,678
                                                                           ----------------         ---------------

Cash and cash equivalents, ending                                          $      3,567,799         $     2,422,481
                                                                           ================         ===============
The accompanying notes are an integral part of these financial statements.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., a Massachusetts corporation, which serves as the Managing General Partner, and Arch Street V Limited Partnership, a Massachusetts Limited Partnership whose general partner consists of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Partnership ends on March 31.

The Partnership's partnership agreement (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $68,928,650 ("Gross Proceeds"), net of discounts, through the sale of 68,929 Units. The offering of Units terminated on August 31, 1991.


Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership Interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2006, the Managing General Partners have designated approximately $1,758,000 of cash and cash equivalents as such Reserve.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.


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

Investment Securities

The Partnership's investment securities are classified as "Available for Sale" and are reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                 NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($6,100,364 at March 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.


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

The Managing General Partner has decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2005 and 2004 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements.

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

3.       Investment Securities

A summary of investment securities is as follows:

                                                                       Gross              Gross
                                                                    Unrealized         Unrealized             Fair
                                                      Cost             Gains             Losses               Value

Debt securities issued by the US
Treasury and other US
Government Agency                               $    1,442,703    $            -     $       (9,362)     $  1,433,341

Mortgage backed securities                               3,007                24                  -             3,031
                                                --------------    --------------     --------------      ------------

Investment securities
   at March 31, 2006                            $    1,445,710    $           24     $       (9,362)     $  1,436,372
                                                ==============    ==============     ==============      ============

The contractual maturities at March 31, 2006 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value

Due in less than one year                                                 $       848,120           $     843,656
Due in one to five years                                                          594,583                 589,685
Mortgage backed securities                                                          3,007                   3,031
                                                                          ---------------           -------------
                                                                          $     1,445,710           $   1,436,372
                                                                          ===============           =============



              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investment Securities (continued)


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of investment securities were approximately $510,000 and $18,000 during the years ended March 31, 2006 and 2005, respectively.

4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in sixteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Huguenot Park and Westgate, where the Partnership's ownership interests are 95%, 88.55% and 49.5%, respectively. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    44,556,776

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $11,676,253)                                                                  (33,672,492)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,595,722)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,288,562

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            820,449

   Cumulative amortization of acquisition fees and expenses                                                (277,094)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,831,917

Valuation allowance on investments in Local Limited Partnerships                                         (1,731,553)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     6,100,364
                                                                                                    ===============


For the year ended March 31, 2006, the Partnership advanced $59,058 to two of the Local Limited Partnerships, $25,144 of which was reserved and $33,915 of which was reimbursed. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments. During the year ended March 31, 2006, the Partnership concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Bixel House, A California Limited Partnership for approximately $373,000 and Timothy House Limited Partnership for approximately $350,000.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)


Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2005 and 2004 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------
Assets:
   Investment property, net                                                  $     76,962,110    $     83,856,058
   Other assets                                                                     9,802,262           9,044,719
                                                                             ----------------    ----------------
     Total Assets                                                            $     86,764,372    $     92,900,777
                                                                             ================    ================

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     69,143,702    $     77,324,806
   Other liabilities                                                               22,726,910          16,638,981
                                                                             ----------------    ----------------
     Total Liabilities                                                             91,870,612          93,963,787
                                                                             ----------------    ----------------

Partnership's deficiency                                                           (7,681,884)         (4,081,973)
Other partners' equity                                                              2,575,644           3,018,963
                                                                             ----------------    ----------------
   Total Partners' Deficiency                                                      (5,106,240)         (1,063,010)
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Deficiency                                $     86,764,372    $     92,900,777
                                                                             ================    ================

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------

Rental and other income                                                      $     18,032,333    $     16,914,102
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                       11,396,565         10,642,873
   Interest                                                                         5,120,858          5,128,519
   Depreciation and amortization                                                    4,677,628          4,672,016
                                                                             ----------------    ---------------
     Total Expenses                                                                21,195,051         20,443,408
                                                                             ----------------    ---------------

Net Loss                                                                     $     (3,162,718)   $    (3,529,306)
                                                                             ================    ===============

Partnership's share of Net Loss (includes prior year adjustment)             $     (3,071,945)   $    (3,450,112)
                                                                             ================    ===============
Other partners' share of Net Loss                                            $        (92,777)   $       (79,194)
                                                                             ================    ===============

For the years ended March 31, 2006 and 2005, the Partnership has not recognized $2,110,625 and $2,079,297, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $397 were included in losses recognized in the year ended March 31, 2005.


The Partnership's deficiency as reflected by the Local Limited Partnerships of $(7,681,884) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $7,288,562 primarily due to: (i) cumulative unrecognized losses as discussed above; (ii) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2006 are not reflected in the December 31, 2005 balance sheets of the Local Limited Partnerships; (iii) syndication costs charged to equity by one of the Local Limited Partnerships which are

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

not reflected in the Partnership's investments in Local Limited Partnerships;
(iv) advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships; (v) Local Limited Partnerships whose interest were sold in the quarter ended March 31, 2006 being included in the summarized balance sheet of the Local Limited Partnerships at December 31, 2005; and (vi) differences in the accounting treatment of miscellaneous items.

The Partnership's interest in ten of its investments in Local Limited Partnerships were sold during the year ended March 31, 2006, resulting in gains totaling $3,492,473. The $1,073,963 receivable related to the sale of two of these Local Limited Partnerships was collected subsequent to year end.


5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2006 and 2005 were $293,566 and $276,083, respectively. Included in due to affiliate at March 31, 2006 is $81,421 of Asset Management Fees. During the years ended March 31, 2006 and 2005, $282,860 and $273,822, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2006 and 2005 are $167,100 and $309,681, respectively, that the Partnership incurred and paid for these expenses. As of March 31, 2006, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.


6.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned thereon, is available to pay the Partnership its annual priority distribution. As of March 31, 2006, $231,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Supplemental Reserve.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2006 and 2005 to the net loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2005 and 2004:

                                                                                2006                 2005
                                                                           --------------        --------

Net income (loss) per financial statements                                 $    1,460,690        $  (2,272,387)

Equity in losses of Local Limited Partnerships for financial reporting
   purposes in excess of equity in losses for tax purposes                      1,992,473              161,598

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                            (2,110,625)          (2,078,900)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                   (62,700)              15,797

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                             (19,741)             (19,322)

Provision for valuation allowance on advances to Local Limited
     Partnerships, net of recovery, not deductible for tax purposes                25,144              293,814

Provision for valuation allowance on investments in Local Limited
     Partnerships not deductible for tax purposes                                 723,250                    -

Gain on sale of investments in Local Limited Partnerships for
   financial reporting purposes                                                (3,492,473)                   -


Cash distributions included in net income (loss) for financial

   reporting purposes                                                            (211,660)             (60,963)
                                                                           --------------        -------------

Net Loss per tax return                                                    $   (1,695,642)       $  (3,960,363)
                                                                           ==============        =============


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2006 and December 31, 2005, respectively, are as follows:

                                                               Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    6,100,364     $   (8,246,139)     $   14,346,503
                                                            ==============     ==============      ==============
Other assets                                                $    6,128,481     $   13,781,824      $   (7,653,343)
                                                            ==============     ==============      ==============
Liabilities                                                 $      179,566     $      131,035      $       48,531
                                                            ==============     ==============      ==============


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7. Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $24,739,000 greater than for financial reporting purposes, including approximately $11,676,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $225,000; (iii) the Partnership has provided a valuation allowance of approximately $1,056,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (v) the sale of investments in nine Local Limited Partnerships during the quarter ended March 31, 2006 resulted in the removal from investments in Local Limited Partnerships of approximately $9,267,000 for financial reporting purposes.


8.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of March 31, 2006 or 2005 or net losses for the years ended either March 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2005 and 2004:

Cobblestone Place Townhomes, A Limited Partnership (1)
Total Assets                                                                                 N/A        $   3,357,925
Total Liabilities                                                                            N/A        $   2,729,990
Revenue                                                                           $      808,820        $     808,820
Net Loss                                                                          $      (91,334)       $     (91,334)

Tompkins/Rosecliff, Ltd. (1)
Total Assets                                                                      $    5,252,359        $   5,099,262
Total Liabilities                                                                 $    6,915,058        $   6,472,590
Revenue                                                                           $    1,530,453        $   1,027,884
Net Loss                                                                          $     (213,139)       $    (315,780)

Harmony Apartments, A California Limited Partnership (1)
Total Assets                                                                      $    3,905,380        $   4,101,446
Total Liabilities                                                                 $    3,340,285        $   3,334,262
Revenue                                                                           $      645,978        $     618,339
Net Loss                                                                          $     (148,020)       $    (146,267)

Circle terrace Associates Limited Partnership
Total Assets                                                                      $   10,713,281       $   11,300,655
Total Liabilities                                                                 $    7,251,489       $    7,739,537
Revenue                                                                           $    2,810,655       $    2,690,154
Net Loss                                                                          $      (99,326)      $     (278,790)

Timothy House Limited Partnership
Total Assets                                                                      $    4,625,498       $    4,808,825
Total Liabilities                                                                 $    2,273,778       $    2,394,300
Revenue                                                                           $      831,744       $      789,300
Net Loss                                                                          $      (62,805)      $      (74,587)


(1) The Partnership no longer has an interest in this Local Limited Partnership.