Form 10QSB
period 2006-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2006-08-14
CIK 852953

Microsoft Word 11.0.5604;








August 14, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended June 30, 2006
       File Number 0-19706


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

For the quarterly period ended                June 30, 2006
                                       ------------------------------------

                                                 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from           to


           Commission file number 0-19706
                                 -------

           Boston Financial Qualified Housing Tax Credits L.P.  V
----------------------------------------------------------------------

      (Exact name of registrant as specified in its charter)

                        Delaware                      04-3054464
--------------------------------------------   ------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
-----------------------------------------------     ------------------------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                                                    -----------------

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



                                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                        (A Limited Partnership)

                                                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2006                                        1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2006 and 2005                                          2

          Statement of Changes in Partners' Equity
              (Unaudited) - For the Three Months Ended June 30,

              2006                                                                         3


          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2006 and 2005                                          4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

PART II - OTHER INFORMATION


Items 1-6                                                                                 15

SIGNATURE                                                                                 16

CERTIFICATIONS                                                                            17




                                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                        (A Limited Partnership)


                                                                   BALANCE SHEET
                                                                   June 30, 2006
                                                                     (Unaudited)



Assets


Cash and cash equivalents                                                                         $     5,480,078
Restricted cash                                                                                            39,849
Investment securities, at fair value                                                                    1,187,566
Investments in Local Limited Partnerships (Note 1)                                                      5,802,932
Accounts receivable                                                                                       191,212
Other assets                                                                                               27,035
                                                                                                  ---------------
   Total Assets                                                                                   $    12,728,672
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliate                                                                                  $       201,695
Accrued expenses                                                                                           77,184
Deferred revenue                                                                                           39,849
                                                                                                  ---------------
   Total Liabilities                                                                                      318,728
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 12,418,063
Net unrealized losses on investment securities                                                             (8,119)
                                                                                                  ---------------
   Total Partners' Equity                                                                              12,409,944
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    12,728,672
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.


                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                        (A Limited Partnership)

                                                           STATEMENTS OF OPERATIONS
                                              For the Three Months Ended June 30, 2006 and 2005
                                                                     (Unaudited)





                                                                                  2006                   2005
                                                                           -----------------        ---------
Revenue:

   Investment                                                              $         78,290        $         17,816
   Other                                                                            214,558                  84,723
                                                                           ----------------        ----------------
     Total Revenue                                                                  292,848                 102,539
                                                                           ----------------        ----------------

Expenses:

   Asset management fees, affiliate                                                  73,547                  70,715
   Provision for valuation allowance on advances to Local

     Limited Partnerships, net of recovery                                         (106,457)                 59,058
   General and administrative (includes reimbursements to

     an affiliate in the amount of  $46,727 and  $46,789

     in 2006 and 2005, respectively)                                                 10,466                  89,193
   Amortization                                                                       3,201                   4,284
                                                                           ----------------        ----------------
     Total Expenses                                                                 (19,243)                223,250
                                                                           ----------------        ----------------

Income (loss) before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                    312,091                (120,711)

Equity in losses of Local Limited Partnerships (Note 1)                            (180,514)               (329,927)

Gain on sale of investments in Local Limited Partnerships                           227,869                       -
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $        359,446        $       (450,638)
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $          3,594        $         (4,506)
   Limited Partners                                                                 355,852                (446,132)
                                                                           ----------------        ----------------
                                                                           $        359,446        $       (450,638)
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   (68,929 Units)                                                          $           5.16        $          (6.47)
                                                                           ================        ================




The accompanying notes are an integral part of these financial statements.


                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                        (A Limited Partnership)

                                               STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                               For the Three Months Ended June 30, 2006
                                                                     (Unaudited)









                                                               Initial            Investor                Net
                                              General          Limited             Limited           Unrealized

                                             Partners          Partner            Partners              Losses            Total
                                           -------------   --------------      --------------       -------------    ----------

Balance at March 31, 2006                  $     120,493   $        5,000      $   11,933,124       $      (9,338)   $   12,049,279
                                           =============   ==============      ==============       =============    ==============


Comprehensive Income:
  Change in net unrealized

       losses on investment

       securities available for sale                   -                -                   -               1,219        1,2191,219
  Net Income                                       3,594                -             355,852                   -           359,446
                                           -------------   --------------      --------------       -------------    --------------
Comprehensive Income                               3,594                -             355,852               1,219           360,665
                                           -------------   --------------      --------------       -------------    --------------

Balance at June 30, 2006                   $     124,087   $        5,000      $   12,288,976       $      (8,119)   $   12,409,944
                                           =============   ==============      ==============       =============    ==============


The accompanying notes are an integral part of these financial statements.



                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                        (A Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS
                                           For the Three Months Ended June 30, 2006 and 2005
                                                                     (Unaudited)






                                                                                 2006               2005
                                                                             -------------     ---------

Net cash provided by (used for) operating activities                         $      74,208        $     (44,581)


Net cash provided by (used for) investing activities                             1,838,071             (753,773)
                                                                             -------------        -------------

Net increase (decrease) in cash and cash equivalents                             1,912,279             (798,354)


Cash and cash equivalents, beginning                                             3,567,799            2,422,481
                                                                             -------------        -------------


Cash and cash equivalents, ending                                            $   5,480,078        $   1,624,127
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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                           NOTES TO THE FINANCIAL STATEMENTS
                                    (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2006 and 2005.


1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in fifteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Strathern Park/Lorne Park, Huguenot Park and Westgate, where the Partnership's ownership interests are 95%, 88.55% and 49.5%, respectively. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    43,356,989

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $12,178,189)                                                                  (32,688,481)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,751,551)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,916,957

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            775,400

   Cumulative amortization of acquisition fees and expenses                                                (264,329)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,428,028

Valuation allowance on investments in Local Limited Partnerships                                         (1,625,096)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,802,932
                                                                                                    ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                           NOTES TO THE FINANCIAL STATEMENTS (continued)
                                    (Unaudited)




1. Investments in Local Limited Partnerships (continued)


For the three months ended June 30, 2006, the Partnership advanced $25,539 to one of the Local Limited Partnerships, all of which was reimbursed. In addition, $106,457 was also reimbursed from a Local Limited Partnership relating to advances made in previous years. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2006 is $625,736. For the three months ended June 30, 2006, the Partnership has not recognized $445,222 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.


2.   Significant Subsidiaries


The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2006 or 2005 or net losses for the three months ended either June 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2006 and 2005:


Circle Terrace Associates Limited Partnership                                          2006                 2005
---------------------------------------------                                     --------------       ---------
Revenue                                                                           $      702,664        $     672,600
Net Loss                                                                          $      (24,832)       $     (69,500)

The Oaks of Dunlop Farms, L.P.
Revenue                                                                           $      316,301        $     304,800
Net Loss                                                                          $         (434)       $     (20,600)






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


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,802,932 at June 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources


At June 30, 2006, the Partnership had cash and cash equivalents of $5,480,078, compared with $3,567,799 at March 31, 2006. The increase is primarily attributable to proceeds received from the sale of investments in Local Limited Partnerships, cash distributions received from Local Limited Partnerships, and the maturity of investment securities, partially offset by net cash used for operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2006, approximately $1,864,000 of cash, cash equivalents and investment securities has been designated as Reserves.


To date, professional fees relating to various Property issues totaling approximately $276,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2006, the Partnership has advanced approximately $489,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2006.

Results of Operations


The Partnership's results of operations for the three months ended June 30, 2006 resulted in net income of $359,446 as compared to a net loss of $450,638 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, an increase in other revenue, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, an increase in investment revenue, a decrease in equity in losses of Local Limited Partnerships, and a decrease in general and administrative expenses. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of one Local Limited Partnership during the current quarter. The increase in other revenue is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of an increase in reimbursements of advances made to Local Limited Partnerships during the three months ended June 30, 2006. The increase in investment revenue is primarily attributable to an increase in invested balances between the two periods arising from the Partnership's sale of properties subsequent to June 30, 2006. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. General and administrative costs decreased primarily due to a reversal of an accrual for monitoring fees partially offset by an increase in legal expenses associated with litigation in which the Partnership is currently involved.

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

As of June 30, 2006, the Partnership's investment portfolio consisted of limited partnership interests in fifteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,512 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated from 2006 through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2008, the Compliance Periods of the fifteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in six Local Limited Partnerships. It is unlikely that the disposition of any of these six Local Limited Partnership interests will generate any material cash distributions to the Partnership. One of the Local Limited Partnerships in which the Partnership had an interest was disposed of during the three months ended June 30, 2006.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. That motion is pending. If the motion is denied, it currently appears as if the "books and records" component of the case will proceed to a final hearing before the judge on August 29, 2006 and that trial on the remaining issues will be held on October 16, 2006.

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

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships and their general partners maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships and their general partners have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Many of the Properties in which the Partnership has an interest have stabilized operations and operate above breakeven. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, a property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. That property's superior amenities and curb appeal provided a competitive advantage. Other Tax Credit properties as well as entry-level homes in the area further increased competition for tenants. In addition, local employers implemented work force reductions, forcing some tenants to leave the area in search of employment. As a result, occupancy at the Property initially suffered, although occupancy reached 93% as of March 31, 2006. The Property had incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage remained below an appropriate level as of December 31, 2005. Advances from the Local General Partner and Partnership Reserves allowed the Property to remain current on its debt obligations. As a result of a prior agreement, the Property was sold on June 23, 2006. This sale resulted in net proceeds to the Partnership of $312,877, or $4.54 per Unit, and is expected to generate 2006 taxable income of approximately $294,000, or $4.27 per Unit. The Partnership may receive an immaterial amount of additional proceeds upon a final accounting of this transaction. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner had the right to put its interest in either of the Local Limited Partnerships at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 1, 2006, the Partnership put its interest in both Properties to an unaffiliated entity for approximately $2,100 each in lieu of the Partnership carrying a remaining interest in the form of a Contingent Note. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. These transfers are currently projected to result in 2006 taxable income of approximately $223,000 and $196,000 for Cedar Lane I and Silver Creek II, respectively, or a combined $6 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.


As previously reported, Bixel House, located in Los Angeles, California, had experienced weak occupancy and operations for a number of quarters, and the Property had suffered from deferred maintenance for a number of years. In an effort to reduce the Partnership's risk and develop an exit strategy, a put option agreement was entered into between the Managing General Partner and an unaffiliated entity. The Partnership transferred its interest in this Local Limited Partnership in June 2005, but retains a contingent receivable in the amount of $100,000. This transfer, without accounting for the contingent interest, will result in a 2006 taxable loss currently projected to be approximately $740,000, or $11 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, Rosecliff, located in Sanford, Florida, was sold on March 15, 2006, resulting in net proceeds to the Partnership of $899,193, or $13 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. The Compliance Period for this Property expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Archer Village, located in Archer, Florida, Ocean View, located in Fernandina Beach, Florida, Water Oak, located in Orange City, Florida and Yester Oaks, located in Lafayette, Georgia, for approximately $2,100 each. The Managing General Partner determined that these four Properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships was in the best interest of the Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. These transfers are expected to result in 2006 taxable income projected to be approximately $211,000, $303,000, $251,000 and $331,000 for Archer Village, Ocean View, Water Oak and Yester Oaks, respectively, or a combined $16 per Unit. The Partnership no longer has an interest in these Local Limited Partnerships.

As previously reported, the Partnership's interest in the Local Limited Partnership that owned Magnolia Villas, located in North Hollywood, California, was disposed of on March 21, 2006, upon the sale of this Property. The Partnership received net proceeds of $938,637, or $13.62 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. This sale will result in 2006 taxable income projected to be approximately $1,500,000, or $22 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.


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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Occupancy was 18% at March 31, 2006. Efforts to increase curb appeal and increase qualified tenant traffic have not improved occupancy. Advances from the former Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner was concerned about its long-term viability. Due to these concerns, the Managing General Partner believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of March 31, 2006, the replacement Local General Partner has contributed in excess of $300,000 toward capital improvements and has an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Although Partnership Reserves have been utilized in the past to fund the Property's debt service obligations, no such advances were made during the three months ended June 30, 2006.

As previously reported regarding Westgate, located in Bismark, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. However, due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the date on which the Managing General Partner had the right to transfer the remaining interest did not occur until December 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest was put to the replacement Local General Partner. The Property generated its last Tax Credits during 2001. The replacement Local General Partner also has the right to call the remaining interest after the Property's Compliance Period expires on December 31, 2006.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Schumaker Place, located in Salisbury, Maryland, experienced operating difficulties in 2004 and through the three months ended March 31, 2005. Since then, as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004, the Property has operated at above breakeven. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2007.

As previously reported, although an agreement has not yet been reached, the Managing General Partner is currently working with the Local General Partner of Oaks of Dunlop, located in Colonial Heights, Virginia, on the sale of the Partnership's interest.

As previously reported, the Managing General Partner and Local General Partner have begun to explore an exit strategy that would allow for the Partnership's sale of its interest in the Local Limited Partnership that owns and operates Strathern Park, located in Los Angeles, California.

As previously reported, the Managing General Partner and Local General Partner of Pinewood Pointe, located in Jacksonville, Florida have reached an agreement that could result in the 2006 sale of this Property. However, rising property insurance rates in the Florida region may hamper the actual sale of this property.


The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Timothy House, Located in Towson, Maryland, will be terminated upon the sale of the Property in 2007. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $1,500,000 or $22 per Unit. This sale would result in taxable income projected to be approximately $230,000, or $3 per Unit.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2006

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  August 14, 2006             BOSTON FINANCIAL QUALIFIED HOUSING
                                    TAX CREDITS L.P. V


                                     By: Arch Street VIII, Inc.,
                                     its Managing General Partner




                                                     /s/Jenny Netzer
                                                     Jenny Netzer
                                                     Executive Vice President
                                                     MMA Financial, Inc.