Form 10KSB/A
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2006-09-05
CIK 852953

Microsoft Word 11.0.6502;








September 5, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-KSB/A for the Year Ended March 31, 2004 File Number 0-19706


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

                                  FORM 10-KSB/A

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended             March 31, 2004
                          ----------------------------------------------

                                       OR

[  ]   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                to
                               ------------     -------------

                         Commission file number 0-19706

             Boston Financial Qualified Housing Tax Credits L.P. V (Exact name of registrant as specified in its charter)

         Massachusetts                           04-3054464
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

               101 Arch Street, Boston, MA              02110-1106
---------------------------------------------        ------------------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 439-3911
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.

                        $60,904,650 as of March 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB/A INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                                        Part of Report on
                                                                        Form 10-KSB/A into
                                                                        Which the Document
Documents incorporated by reference                                     is Incorporated


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

     "Investment Objectives and Policies -
      Principal Investment Policies"                                    Part I, Item 1

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12


                                Explanatory Note

On June 30, 2004, Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") filed its annual report on Form 10-KSB for its fiscal year ended March 31, 2004. The Partnership hereby amends the 2004 Form 10-KSB to include the name of its Registered Public Accounting Firm as well as the city and state of the office that performed the audit, to disclose the fees paid and types of services rendered by the principal accountant and to include current certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This form 10-KSB/A does not reflect events occurring after the June 30, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004


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

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                             K-17
     Item 10      Management Remuneration                                       K-18
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                         K-18
     Item 12      Certain Relationships and Related Transactions                K-19
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                           K-20
     Item 14      Principal Accountant Fees and Services                        K-20

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



                                              Capital Contributions
                                            Total           Paid         Mortgage loans                             Occupancy
Local Limited Partnership     Number      Committed at     through         payable at               Type               At
Property Name                   Of          March 31,      March 31,       December 31,               of             March 31,
Property Location           Apt. Units        2004           2004             2003                Subsidy*            2004
--------------------------- ----------- ----------------- --------------- ----------------     -------------    ----------------

Strathern Park/Lorne Park, a
 California Limited Partnership (1)
Strathern Park/Lorne Park
Los Angeles, CA             241              $8,418,667     $8,418,667       $16,989,260              None               100%

Maiden Choice Limited
 Partnership
Park Caton
Catonsville, MD             101               2,513,300      2,513,300         3,924,428              None                99%

Cedar Lane I, Ltd.
Cedar Lane I
London, KY                   36                 288,587        288,587         1,058,477              None               100%

Silver Creek II, Ltd.
Silver Creek II
Berea, KY                    24                 193,278        193,278           757,419              None               100%

Tompkins/Rosecliff, Ltd.
Rosecliff
Sanford, FL                 168               3,604,720      3,604,720         5,373,429              None                93%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                81               2,373,295      2,373,295         2,895,725              None                85%

Water Oak Apartment, L.P.
Water Oak
Orange City, FL              40                 293,519        293,519         1,239,091              None               100%




                                              Capital Contributions
                                            Total           Paid         Mortgage loans                             Occupancy
Local Limited Partnership     Number      Committed at     through         payable at               Type               At
Property Name                   Of          March 31,      March 31,       December 31,               of             March 31,
Property Location           Apt. Units        2004           2004             2003                Subsidy*            2004
--------------------------- ----------- ----------------- --------------- ----------------     -------------    ----------------

Yester Oaks, L.P.
Yester Oaks
Lafayette, GA                 44            319,254           319,254         1,268,414              FmHA               100%

Ocean View Apartments, L.P.
Ocean View
Fernandina Beach, FL          42            334,177           334,177         1,348,178              None                95%

Burbank Limited Partnership I (2)
Wheeler House
Nashua, NH

Archer Village, Ltd.
Archer Village
Archer, FL                    24            171,380           171,380           697,625              FmHA                92%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA         144          2,791,280         2,791,280         4,285,924              None               100%

Timothy House Limited
 Partnership
Timothy House
Towson, MD                   112          3,064,250         3,064,250         2,306,891              None                97%

Westover Station Associates, L.P.
Westover Station
Newport News, VA             108          1,972,947         1,972,947         3,348,225              None                98%




                                              Capital Contributions
                                            Total           Paid         Mortgage loans                             Occupancy
Local Limited Partnership     Number      Committed at     through         payable at               Type               At
Property Name                   Of          March 31,      March 31,       December 31,               of             March 31,
Property Location           Apt. Units        2004           2004             2003                Subsidy*            2004
--------------------------- ----------- ----------------- --------------- ----------------     -------------    ----------------

Christiansted Limited Dividend
 Housing Association
Carib III
St. Croix, VI                 24                 322,260      322,260          1,459,939              FmHA               100%

St. Croix II Limited Partnership Carib II
St. Croix, VI                 20                 347,680      347,680          1,383,580              FmHA               100%

Whispering Trace Apartments,
 A Limited Partnership
Whispering Trace
Woodstock, GA                 40               1,093,330    1,093,330          1,269,269              None                98%

Historic New Center Apartments
 Limited Partnership
New Center
Detroit, MI                  104               3,077,187    3,077,187          2,825,063            Section 8             73%

Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                 24                 982,358      982,358          1,400,000              None               100%

Cobblestone Place Townhomes,
 A Limited Partnership
Hillwood Pointe
Jacksonville, FL             100               2,356,133    2,356,133          2,697,978              None                93%

Kensington Place Townhomes,
 A Limited Partnership
Pinewood Pointe
Jacksonville, FL             136               3,153,173    3,153,173          3,652,985              None                90%




                                              Capital Contributions
                                            Total           Paid         Mortgage loans                             Occupancy
Local Limited Partnership     Number      Committed at     through         payable at               Type               At
Property Name                   Of          March 31,      March 31,       December 31,               of             March 31,
Property Location           Apt. Units        2004           2004             2003                Subsidy*            2004
--------------------------- ----------- ----------------- --------------- ----------------     -------------    ----------------

Westgate Apartments Limited
 Partnership
Westgate
Bismark, ND                   60                 935,893       935,893         1,516,034              None                97%

Woodlake Hills Limited
 Partnership
Woodlake Hills
Pontiac, MI                  144               4,154,667     4,154,667         3,583,177              None                90%

Bixel House, a California
 Limited Partnership
Bixel House
Los Angeles, CA               76                 710,677       710,677           602,536            Section 8             91%

Harmony Apartments, a California
 Limited Partnership
Magnolia Villas
North Hollywood, CA           65               3,203,996     3,203,996         2,841,429              None               100%

Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                 96               2,910,453     2,910,453         2,811,106              None                95%

Circle Terrace Associates Limited
 Partnership
Circle Terrace
Lansdowne, MD                303               5,811,237     5,811,237         7,137,240            Section 8             97%
                           -------            ------------  ------------   -------------
                           2,357            $ 55,397,698   $ 55,397,698    $  78,673,422
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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Between 2004 and continuing through 2008, the Compliance Period of the twenty-six Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in seven Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2004, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                       Amount
 Title of       Name and Address                     Beneficially   Percent of
  Class       of Beneficial Owner                       Owned        Class
 ---------      -------------------                 -------------    ----------

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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.


Item 14.   Principal Accountant Fees and Services

The Partnership paid fees for services rendered by the principal accountant for the two years end March 31, 2004 as follows:

                                                                2004              2003
                                                              ---------         --------

     Audit fees                                               $  21,540         $ 18,648
     Tax fees                                                 $   1,850         $  2,111

No other fees were paid to the principal accountants during the two years ended March 31, 2004.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB/A, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                        Date:    September 5, 2006
           -----------------------------------             -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                     Date:    September 5, 2006
           -----------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone               Date:    September 5, 2006
           -----------------------------                  -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                         Annual Report on Form 10-KSB/A
                        For The Year Ended March 31, 2004
                                      Index



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

    Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2004 and 2003                              F-5

    Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                                  F-6

    Notes to the Financial Statements                                           F-7


             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Boston Financial Qualified Housing L.P. V (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previously issued report on the Partnership's balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, we made reference to the reports of other auditors with respect to the financial statements of Woodlake Hills Limited Partnership, Cedar Lane I, Limited, Brookwood L.D.H.A., The Oaks of Dunlop Farms, L.P., Timothy House Limited Partnership, Westover Station Associates, L.P., Whispering Trace Apartments, A Limited Partnership, Huguenot Park Associates, L.P., Cobblestone Place Townhomes, A Limited Partnership, Kensington Place Townhomes, A Limited Partnership, Bixel House, A California Limited Partnership, Harmony Apartments, A California Limited Partnership, Schumaker Place Associates, L.P. and Circle Terrace Associates Limited Partnership as of and for the year ended March 31, 2004 and Woodlake Hills Limited Partnership, Maiden Choice Limited Partnership, Cedar Lane I, Limited, Tompkins/Rosecliff, Limited, Brookwood L.D.H.A., The Oaks of Dunlop Farms, L.P., Timothy House Limited Partnership, Westover Station Associates, L.P., Whispering Trace Apartments, A Limited Partnership, Historic New Center Apartments Limited Partnership, Huguenot Park Associates, L.P., Cobblestone Place Townhomes, A Limited Partnership, Bixel House, A California Limited Partnership, Harmony Apartments, a California Limited Partnership, Schumaker Place Associates, L.P. and Circle Terrace Associates Limited Partnership as of and for the year ended March 31, 2003. Those statements were audited by other auditors, whose reports thereon had been furnished to us, and our previous opinion expressed, insofar as it related to the Partnership's financial statement amounts for these entities, was based solely on the reports of the other auditors. Our current report no longer includes a reference to other auditors.


/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
June 24, 2004, except for the reference to other auditors described in the second paragraph above, as to which the date is May 18, 2006

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