Form 10QSB
period 2006-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2006-11-14
CIK 852953

Microsoft Word 11.0.6502;








November 14, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549



Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended September 30, 2006

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


For the quarterly period ended                   September 30, 2006
                                       ----------------------------------



                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from                     to


             Commission file number 0-19706

     Boston Financial Qualified Housing Tax Credits L.P.  V
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                        Delaware                  04-3054464
--------------------------------------     ------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


   101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------     -------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements


          Balance Sheet (Unaudited) - September 30, 2006                                   1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2006 and 2005                                     2

          Statement of Changes in Partners' Equity
              (Unaudited) - For the Six Months Ended September 30,
              2006                                                                         3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2006 and 2005                                     4


          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

PART II - OTHER INFORMATION


Items 1-6                                                                                 16

SIGNATURE                                                                                 17

CERTIFICATIONS                                                                            18


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                  BALANCE SHEET

                               September 30, 2006

                                   (Unaudited)



         Assets


Cash and cash equivalents                                                                         $     8,174,462
Restricted cash                                                                                            40,355
Investment securities, at fair value                                                                      943,689
Investments in Local Limited Partnerships (Note 1)                                                      5,480,631
Accounts receivable                                                                                        91,212
Other assets                                                                                               34,041
                                                                                                  ---------------
   Total Assets                                                                                   $    14,764,390
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliates                                                                                 $       321,969
Accounts payable                                                                                          600,000
Accrued expenses                                                                                           52,869
Deferred revenue                                                                                           40,355
                                                                                                  ---------------
   Total Liabilities                                                                                    1,015,193
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 13,752,942
Net unrealized losses on investment securities                                                             (3,745)
                                                                                                  ---------------
   Total Partners' Equity                                                                              13,749,197
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    14,764,390
                                                                                                  ===============


 The accompanying notes are an integral part of these financial statements.



                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                        (A Limited Partnership)

                                                           STATEMENTS OF OPERATIONS

                                        For the Three and Six Months Ended September 30, 2006 and 2005
                                                                 (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         83,298      $         24,918     $        161,588      $        42,735
   Other                                                    (48,295)                    -              166,263               84,723
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         35,003                24,918              327,851              127,458
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, affiliate                          73,547                70,715              147,094              141,430
   Provision for valuation allowance on
     advances to Local Limited Partnerships,
     net of recovery                                              -                     -             (106,457)              59,058
   Provision for valuation allowance on
     investments in Local Limited
     Partnerships                                                 -               373,250                    -              373,250
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $93,454 and
     $92,029 for the six months ended
     September 30, 2006 and 2005,
     respectively)                                           98,697                85,760              109,163              174,954
   Amortization                                               3,201                 4,283                6,402                8,567
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                       175,445               534,008              156,202              757,259
                                                   ----------------      ----------------     ----------------      ---------------

Income (Loss) before equity in income
   (losses) of Local Limited Partnerships                  (140,442)             (509,090)             171,649            (629,801)

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                   (146,064)               42,399             (326,578)           (287,528)

Gain on sale of investments in Local
   Limited Partnerships                                   1,621,385                     -            1,849,254                    -
                                                   ----------------      ----------------     ----------------      ---------------

Net (Income) Loss                                  $      1,334,879      $       (466,691)    $      1,694,325      $     (917,329)
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $         13,349      $         (4,667)    $         16,943      $       (9,173)
   Limited Partners                                       1,321,530              (462,024)           1,677,382            (908,156)
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $      1,334,879      $       (466,691)    $      1,694,325      $     (917,329)
                                                   ================      ================     ================      ==============

Net Income (Loss) Per Limited Partner
   Unit (68,929 Units)                             $          19.17      $          (6.70)    $          24.33      $       (13.18)
                                                   ================      ================     ================      ==============

 The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)


               STATEMENT OF CHANGES IN PARTNERS' EQUITY

             For the Six Months Ended September 30, 2006
                             (Unaudited)








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
                                           =============   ==============      ==============       =============    ==============


Comprehensive Income:
  Change in net unrealized

       losses on investment

       securities available for sale                   -                -                   -               5,593        5,5931,219
  Net Income                                      16,943                -           1,677,382                   -         1,694,325
                                           -------------   --------------      --------------       -------------    --------------
Comprehensive Income                              16,943                -           1,677,382               5,593         1,699,918
                                           -------------   --------------      --------------       -------------    --------------

Balance at September 30, 2006              $     137,436   $        5,000      $   13,610,506       $      (3,745)   $   13,749,197
                                           =============   ==============      ==============       =============    ==============

 The accompanying notes are an integral part of these financial statements.


           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2006 and 2005

                                   (Unaudited)



                                                                                 2006               2005
                                                                             -------------     ---------

Net cash provided by (used for) operating activities                         $      80,197     $     (109,880)

Net cash provided by (used for) investing activities                             4,526,466         (1,276,183)
                                                                             -------------     --------------

Net increase (decrease) in cash and cash equivalents                             4,606,663         (1,386,063)

Cash and cash equivalents, beginning                                             3,567,799          2,422,481
                                                                             -------------     --------------

Cash and cash equivalents, ending                                            $   8,174,462     $    1,036,418
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2006 and 2005.


1.   Investments in Local Limited Partnerships


The Partnership has limited partnership interests in fourteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park and Westgate where the Partnership's ownership interests are 88.55% and 49.5% respectively. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2006:


Capital contributions and advances paid to Local Limited Partnerships and purchase

   price paid to withdrawing partners of Local Limited Partnerships                                  $    34,938,322


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $3,545,211)                                                                   (25,129,383)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,099,284)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,709,655


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                            639,017

   Cumulative amortization of acquisition fees and expenses                                                (242,945)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,105,727

Valuation allowance on investments in Local Limited Partnerships                                         (1,625,096)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,480,631
                                                                                                    ===============


           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)


For the six months ended September 30, 2006, the Partnership advanced $25,539 to one of the Local Limited Partnerships, all of which was reimbursed. In addition, $106,457 was also reimbursed from a Local Limited Partnership relating to advances made in previous years. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2006 is $1,043,427. For the six months ended September 30, 2006, the Partnership has not recognized $723,566 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $6,717 were included in losses recognized for the six months ended September 30, 2006.


2.   Significant Subsidiaries


The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of September 30, 2006 or 2005 or net income or losses for the three months ended either September 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2006 and 2005:

                                                                                       2006                 2005
                                                                                  --------------       ---------
Bixel House, A California Limited Partnership (1)
Revenue                                                                           $          N/A        $      89,102
Net Loss                                                                          $          N/A        $      (4,789)

 Brookwood L.D.H.A
Revenue                                                                           $      127,441       $      181,401
Net Income (Loss)                                                                 $     (71,492)       $       24,345

Circle Terrace Associates Limited Partnership
Revenue                                                                           $     621,099         $     556,621
Net Loss                                                                          $      (9,966)        $     (61,399)

Kensington Place Townhomes, A Limited Partnership
Revenue                                                                           $      327,546       $      326,450
Net Income (Loss)                                                                 $      (59,879)      $       76,411

Woodlake Hills Limited Partnership
Revenue                                                                           $      270,302       $      272,814
Net Loss                                                                          $      (79,684)      $      (10,899)



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


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,480,631 at September 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources


At September 30, 2006, the Partnership had cash and cash equivalents of $8,174,462, compared with $3,567,799 at March 31, 2006. The increase is primarily attributable to proceeds received from the sale of investments in Local Limited Partnerships, the maturity of investment securities, cash distributions received from Local Limited Partnerships, and the reimbursement of advances to Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2006, approximately $1,865,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $276,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2006, the Partnership has advanced approximately $489,000 to Local Limited Partnerships to fund operating deficits.


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


Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions


No cash distributions were made during the six months ended September 30, 2006.


Results of Operations


Three Month Period

The Partnership's results of operations for the three months ended September 30, 2006 resulted in net income of $1,334,879 as compared to a net loss of $466,691 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in provision for valuation allowance on investments in Local Limited Partnerships, and an increase in investment revenue. These effects were partially offset by an increase in equity in losses of Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of one Local Limited Partnership during the current quarter. The decrease in provision for valuation allowance on investments is due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships during the three months ending September 30, 2005. The increase in investment revenue is primarily

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Three Month Period (continued)

attributable to an increase in invested balances between the two periods arising from the Partnership's sale of properties subsequent to September 30, 2005. Equity in losses of Local Limited Partnerships increased due to an increase in losses of Local Limited Partnerships actually recognized by the Partnership.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2006 resulted in net income of $1,694,325 as compared to a net loss of $917,329 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in provision for valuation of investments in Local Limited Partnerships, a decrease in provision for valuation of advances to Local Limited Partnerships, and an increase in investment revenue. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of two Local Limited Partnerships during the six months ended September 30, 2006. The decrease in provision for valuation allowance on investments is due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships during the six months ended September 30, 2005. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of an increase in reimbursements of advances made to Local Limited Partnerships during the six months ended September 30, 2006. The increase in investment revenue is primarily attributable to an increase in invested balances arising from the Partnership's sale of properties subsequent to September 30, 2005.


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

As of September 30, 2006, the Partnership's investment portfolio consisted of limited partnership interests in fourteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,513 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated from 2006 through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2008, the Compliance Periods of the fourteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in six Local Limited Partnerships. It is unlikely that the disposition of any of these six Local Limited Partnership interests

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

will generate any material cash distributions to the Partnership. Two of the Local Limited Partnerships in which the Partnership had an interest was disposed of during the six months ended September 30, 2006.

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in December 2006 or January 2007.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery is continuing in this matter, but no activity has taken place in recent months as the parties have been discussing whether a negotiated resolution of the matter is possible.

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

Property Discussions

Many of the Properties in which the Partnership has an interest have stabilized operations and operated at above breakeven as of June 30, 2006. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, a property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. That property's superior amenities and curb appeal provided a competitive advantage. Other Tax Credit properties as well as entry-level homes in the area further increased competition for tenants. In addition, local employers implemented work force reductions, forcing some tenants to leave the area in search of employment. As a result, occupancy at the Property initially suffered, although occupancy had reached 93% as of March 31, 2006. The Property had incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage remained below an appropriate level as of December 31, 2005. Advances from the Local General Partner and Partnership Reserves allowed the Property to remain current on its debt obligations. As a result of a prior agreement, the Property was sold on June 23, 2006. This sale resulted in net proceeds to the Partnership of $334,262, or $4.85 per Unit, and is expected to generate 2006 taxable income of approximately $294,000, or $4.27

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

per Unit. The Partnership may receive an immaterial amount of additional proceeds upon a final accounting of this transaction. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner had the right to put its interest in either of the Local Limited Partnerships at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 1, 2006, the Partnership put its interest in both Properties to an unaffiliated entity for approximately $2,100 each in lieu of the Partnership carrying a remaining interest in the form of a Contingent Note. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. These transfers are projected to result in 2006 taxable income of approximately $223,000 and $196,000 for Cedar Lane I and Silver Creek II, respectively, or a combined $6 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, Bixel House, located in Los Angeles, California, had experienced weak occupancy and operations for a number of quarters, and the Property had suffered from deferred maintenance for a number of years. In an effort to reduce the Partnership's risk and develop an exit strategy, a put option agreement was entered into between the Managing General Partner and an unaffiliated entity. The Partnership transferred its interest in this Local Limited Partnership in June 2005, initially retaining a contingent receivable in the amount of $100,000. The Partnership subsequently received $100,000 in July 2006. This transfer will result in a 2006 taxable loss projected to be approximately $633,000, or $9 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Hillwood Pointe, located in Jacksonville, Florida, was sold in October 2005, with the Partnership receiving net proceeds of $1,707,382, or approximately $25 per Unit. The sale resulted in 2005 taxable income of $1,707,458, or $24.77 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. The Managing General Partner had posted a Recapture Bond as this Property's Compliance Period expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Rosecliff, located in Sanford, Florida, was sold on March 15, 2006, resulting in net proceeds to the Partnership of $899,193, or $13 per Unit. This sale will result in 2006 taxable income projected to be approximately $2,400,000, or $35 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from the sale in Reserves. The Compliance Period for this Property expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Occupancy was 11% at June 30, 2006. Efforts to increase curb appeal and increase qualified tenant traffic have not improved occupancy. Advances from the former Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner was concerned about its long-term viability. Due to these concerns, the Managing General Partner believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of June 30, 2006, the replacement Local General Partner has contributed in excess of $300,000 toward capital improvements and has an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. The Managing General Partner presently plans to transfer the Partnership's interest in early 2007. Although Partnership Reserves have been utilized in the past to fund the Property's debt service obligations, no such advances were made during the six months ended September 30, 2006.

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

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, Virgin Islands, was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties are still in need of additional capital expenditures. However, due to consistently high occupancy levels, Carib II operated at above breakeven while Carib III operated at slightly below breakeven for the six months ending June 30, 2006. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately would transfer the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. The plan includes provisions to minimize the risk of recapture.

As previously reported, Schumaker Place, located in Salisbury, Maryland, continues to operate at above breakeven as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Limited Partnership to the Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2007.

As previously reported, although an agreement has not yet been reached, the Managing General Partner continues to work with the Local General Partner of Oaks of Dunlop, located in Colonial Heights, Virginia, on the sale of the Partnership's interest.

As previously reported, the Managing General Partner and Local General Partner were exploring an exit strategy that would allow for the Partnership's sale of its interest in the Local Limited Partnership that owns and operates Strathern Park, located in Los Angeles, California. In September 2006, the Partnership assigned its interest to the Local General Partner in exchange for net sales proceeds of $1,600,000 or $23.21 per Unit. This disposition is projected to result in 2006 taxable income of approximately $10,800,000 or $157 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner and Local General Partner of Pinewood Pointe, located in Jacksonville, Florida have reached an agreement that could result in the early 2007 sale of this Property. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $4,000,000 or $58 per Unit. This sale would result in 2007 taxable income projected to be approximately $3,900,000, or $57 per Unit.

As previously reported, the Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Timothy House, located in Towson, Maryland, will be terminated upon the sale of the Property in 2007. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $1,500,000 or $22 per Unit. This sale would result in 2007 taxable income projected to be approximately $230,000, or $3 per Unit.

The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland, will be terminated upon the sale of the Property in 2007. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $1,500,000 or $22 per Unit. This sale would result in 2007 taxable income projected to be approximately $2,600,000, or $38 per Unit.

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


             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2006

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  November 14, 2006                BOSTON FINANCIAL QUALIFIED HOUSING
                                         TAX CREDITS L.P. V
                                         By:     Arch Street VIII, Inc.,
                                         its Managing General Partner





                                                     /s/Gary Mentesana
                                                     Gary Mentesana
                                                     President
                                                     Arch Street VIII, Inc.