Form 10QSB
period 2006-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2007-02-14
CIK 852953

Microsoft Word 11.0.6502;








February 14, 2007



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549



Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended December 31, 2006

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


For the quarterly period ended                 December 31, 2006
                                       --------------------------------



                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from               to


       Commission file number 0-19706

        Boston Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                             04-3054464
--------------------------------------    ----------------------------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)


   101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------  --------------------------
     (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code             (617) 439-3911
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements


          Balance Sheet (Unaudited) - December 31, 2006                                    1

          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2006 and 2005                                      2

          Statement of Changes in Partners' Equity
              (Unaudited) - For the Nine Months Ended December 31,
              2006                                                                         3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2006 and 2005                                      4


          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

PART II - OTHER INFORMATION


Items 1-6                                                                                 16

SIGNATURE                                                                                 17

CERTIFICATIONS                                                                            18



              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                        4
                                  BALANCE SHEET

                                December 31, 2006

                                   (Unaudited)



         Assets


Cash and cash equivalents                                                                         $     2,202,000
Restricted cash                                                                                            18,873
Investment securities, at fair value                                                                      597,632
Investments in Local Limited Partnerships (Note 1)                                                      5,378,022
Due from affiliate                                                                                         26,220
Other assets                                                                                               16,901
                                                                                                  ---------------
   Total Assets                                                                                   $     8,239,648
                                                                                                  ===============


Liabilities and Partners' Equity



Accrued expenses                                                                                  $        29,633
Deferred revenue                                                                                           18,873
                                                                                                  ---------------
   Total Liabilities                                                                                       48,506
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  8,192,378
Net unrealized losses on investment securities                                                             (1,236)
                                                                                                  ---------------
   Total Partners' Equity                                                                               8,191,142
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     8,239,648
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.


                                               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                                               (A Limited Partnership)


                                                           STATEMENTS OF OPERATIONS

                                        For the Three and Nine Months Ended December 31, 2006 and 2005
                                                                 (Unaudited)


                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         85,868      $         26,383     $        247,456      $        69,118
   Other                                                     77,520                33,860              243,783              118,583
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                        163,388                60,243              491,239              187,701
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, affiliate                          73,547                70,715              220,641              212,145
   Provision for valuation allowance on
     advances to Local Limited Partnerships,
     net of recovery                                              -               (33,914)            (106,457)              25,144
   Provision for valuation allowance on
     investments in Local Limited
     Partnerships                                                 -                     -                    -              373,250
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $94,808 and
     $120,373 for the nine months ended
     December 31, 2006 and 2005,
     respectively)                                           94,092               100,929              203,255              275,883
   Amortization                                               3,201                 3,980                9,603               12,547
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                       170,840               141,710              327,042              898,969
                                                   ----------------      ----------------     ----------------      ---------------

Income (Loss) before equity in losses of
   Local Limited Partnerships                                (7,452)              (81,467)             164,197            (711,268)

Equity in losses of Local Limited
   Partnerships (Note 1)                                   (146,014)             (177,928)            (472,592)           (465,456)

Gain on sale of investments in Local
   Limited Partnerships                                           -             1,486,225            1,849,254            1,486,225
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $       (153,466)     $      1,226,830     $      1,540,859      $       309,501
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $         (1,534)     $         12,268     $         15,409      $         3,095
   Limited Partners                                        (151,932)            1,214,562            1,525,450              306,406
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $       (153,466)     $      1,226,830     $      1,540,859      $       309,501
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (68,929 Units)                             $          (2.20)     $          17.62     $          22.13      $          4.45
                                                   ================      ================     ================      ===============


The accompanying notes are an integral part of these financial statements.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY

             For the Nine Months Ended December 31, 2006
                             (Unaudited)








                                                               Initial            Investor                Net
                                              General          Limited             Limited             Unrealized
                                             Partners          Partner            Partners                Losses            Total

Balance at March 31, 2006                  $     120,493   $        5,000      $   11,933,124       $      (9,338)   $   12,049,279
                                           -------------   --------------      --------------       -------------    --------------


Cash distribution                                (54,071)               -          (5,353,027)                  -       (5,407,098)
                                           -------------   --------------      --------------       -------------    --------------

Comprehensive Income:
  Change in net unrealized

       losses on investment

       securities available for sale                   -                -                   -               8,102             8,102
  Net Income                                      15,409                -           1,525,450                   -         1,540,859
                                           -------------   --------------      --------------       -------------    --------------
Comprehensive Income                              15,409                -           1,525,450               8,102         1,548,961
                                           -------------   --------------      --------------       -------------    --------------

Balance at December 31, 2006               $      81,831   $        5,000      $    8,105,547       $      (1,236)   $    8,191,142
                                           =============   ==============      ==============       =============    ==============



The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2006 and 2005

                                   (Unaudited)






                                                                                 2006               2005
                                                                             -------------     ---------------

Net cash used for operating activities                                       $    (265,563)    $     (394,454)

Net cash provided by investing activities                                        4,306,862            380,624

Net cash used for financing activities                                          (5,407,098)                 -
                                                                             -------------     --------------

Net decrease in cash and cash equivalents                                       (1,365,799)           (13,830)

Cash and cash equivalents, beginning                                             3,567,799          2,422,481
                                                                             -------------     --------------

Cash and cash equivalents, ending                                            $   2,202,000     $    2,408,651
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2006 and 2005.


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

The following is a summary of investments in Local Limited Partnerships at December 31, 2006:


Capital contributions and advances paid to Local Limited Partnerships and purchase

   price paid to withdrawing partners of Local Limited Partnerships                                 $    34,938,322


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $3,760,298)                                                                   (25,219,877)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,108,198)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,610,247


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                            639,017

   Cumulative amortization of acquisition fees and expenses                                                (246,146)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,003,118

Valuation allowance on investments in Local Limited Partnerships                                         (1,625,096)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,378,022
                                                                                                    ===============



              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)


For the nine months ended December 31, 2006, the Partnership advanced $25,539 to one of the Local Limited Partnerships, all of which was reimbursed. In addition, $106,457 was also reimbursed from a Local Limited Partnership relating to advances made in previous years. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2006 is $1,506,473. For the nine months ended December 31, 2006, the Partnership has not recognized $1,034,450 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $569 were included in losses recognized for the nine months ended December 31, 2006.


2.   Significant Subsidiaries


The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of December 31, 2006 or 2005 or net income or losses for the three months ended either December 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2006 and 2005:

                                                                                        2006                 2005
                                                                                  -------------         ---------


Brookwood L.D.H.A
Revenue                                                                           $      146,609       $      177,988
Net Loss                                                                          $     (89,692)       $      (14,921)

Circle Terrace Associates Limited Partnership
Revenue                                                                           $     644,592         $     641,968
Net Income (Loss)                                                                 $      26,005         $     (25,286)

Woodlake Hills Limited Partnership
Revenue                                                                                      N/A       $      241,937
Net Loss                                                                                     N/A       $      (80,696)





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


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,378,022 at December 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources


At December 31, 2006, the Partnership had cash and cash equivalents of $2,202,000 compared with $3,567,799 at March 31, 2006. The decrease is primarily attributable to the payment of a cash distribution and cash used for operations. These effects were partially offset by proceeds received from the sale of investments in Local Limited Partnerships, the maturity of investment securities, cash distributions received from Local Limited Partnerships, and the reimbursement of advances to Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2006, approximately $1,838,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $303,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2006, the Partnership has advanced approximately $489,000 to Local Limited Partnerships to fund operating deficits.


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


Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions


A cash distribution of $5,407,098 was made during the nine months ended December 31, 2006.


Results of Operations


Three Month Period

The Partnership's operations for the three months ended December 31, 2006 resulted in a net loss of $153,466 as compared to net income of $1,226,830 for the same period in 2005. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, partially offset by an increase in investment revenue and an increase in other income. The decrease in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of one Local Limited Partnership recorded during the period ending December 31, 2005. The increase in investment revenue is primarily attributable to an increase in invested balances between the two periods arising from the Partnership's sale of properties subsequent to December 31, 2005. The increase in other income is the due to an increase in distributions from Local Limited Partnerships with carrying values of zero.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Partnership's operations for the nine months ended December 31, 2006 resulted in net income of $1,540,859 as compared to net income of $309,501 for the same period in 2005. The increase in net income is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships, an increase in gain on sale of investments in Local Limited Partnerships, an increase in investment revenue, a decrease in provision for valuation of advances to Local Limited Partnerships, and an increase in other income. The decrease in provision for valuation allowance on investments is due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships during the nine months ended December 31, 2005. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of two Local Limited Partnerships during the nine months ended December 31, 2006. The increase in investment revenue is primarily attributable to an increase in invested balances arising from the Partnership's sale of properties subsequent to December 31, 2005. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of an increase in reimbursements of advances made to Local Limited Partnerships during the nine months ended December 31, 2006. The increase in other income is the due to an increase in distributions from Local Limited Partnerships with carrying values of zero.


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

As of December 31, 2006, the Partnership's investment portfolio consisted of limited partnership interests in fourteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,513 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated from 2006 through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

In December 2006, the Partnership distributed $5,407,098, or $77.66 per Unit to Limited Partners. The source of this distribution is from Sale or Refinancing Proceeds of previously reported dispositions of the Partnership's interest in fourteen Local Limited Partnerships and the refinancing of debt on one Property.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Beginning in 2006 and continuing through 2008, the Compliance Periods of the fourteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in six Local Limited Partnerships. It is unlikely that the disposition of any of these six Local Limited Partnership interests will generate any material cash distributions to the Partnership. Two of the Local Limited Partnerships in which the Partnership had an interest were as disposed of during the nine months ended December 31, 2006.


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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in February or March 2007.

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

Property Discussions

Many of the Properties in which the Partnership has an interest have stabilized operations and operated at above breakeven as of September 30, 2006. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, a property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. That property's superior amenities and curb appeal provided a competitive advantage. Other Tax Credit properties as well as entry-level homes in the area further increased competition for tenants. In addition, local employers implemented work force reductions, forcing some tenants to leave the area in search of employment. As a result, occupancy at the Property initially suffered, although occupancy had reached 93% as of March 31, 2006. The Property had incurred significant capital expenditures in order to remain competitive in the marketplace. As a result,

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

debt service coverage remained below an appropriate level as of December 31, 2005. Advances from the Local General Partner and Partnership Reserves allowed the Property to remain current on its debt obligations. As a result of a prior agreement, the Property was sold on June 23, 2006. This sale resulted in net proceeds to the Partnership of $334,262, or $4.85 per Unit, and is expected to generate 2006 taxable income of approximately $315,000, or $4.53 per Unit. The Partnership may receive an immaterial amount of additional proceeds upon a final accounting of this transaction. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner had the right to put its interest in either of the Local Limited Partnerships at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 1, 2006, the Partnership put its interest in both Properties to an unaffiliated entity for approximately $2,100 each in lieu of the Partnership carrying a remaining interest in the form of a Contingent Note. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to Limited Partners. These transfers are projected to result in 2006 taxable income of approximately $223,000 and $196,000 for Cedar Lane I and Silver Creek II, respectively, or a combined $6 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, Bixel House, located in Los Angeles, California, had experienced weak occupancy and operations for a number of quarters, and the Property had suffered from deferred maintenance for a number of years. In an effort to reduce the Partnership's risk and develop an exit strategy, a put option agreement was entered into between the Managing General Partner and an unaffiliated entity. The Partnership transferred its interest in this Local Limited Partnership in June 2005, initially retaining a contingent receivable in the amount of $100,000. The Partnership subsequently received $100,000 in July 2006. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. This transfer will result in a 2006 taxable loss projected to be approximately $633,000, or $9 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Hillwood Pointe, located in Jacksonville, Florida, was sold in October 2005, with the Partnership receiving net proceeds of $1,707,382, or approximately $25 per Unit. The sale resulted in 2005 taxable income of $1,707,458, or $24.77 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. The Managing General Partner had posted a Recapture Bond as this Property's Compliance Period expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Rosecliff, located in Sanford, Florida, was sold on March 15, 2006, resulting in net proceeds to the Partnership of $899,193, or $13 per Unit. This sale will result in 2006 taxable income projected to be approximately $2,400,000, or $35 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Partners. The Compliance Period for this Property expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Archer Village, located in Archer, Florida, Ocean View, located in Fernandina Beach, Florida, Water Oak, located in Orange City, Florida and Yester Oaks, located in Lafayette, Georgia, for approximately $2,100 each. The Managing General Partner determined that these four Properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships was in the best interest of the Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. These transfers are expected to result in 2006 taxable income projected to be approximately $211,000, $303,000, $251,000 and $331,000 for
Archer Village, Ocean View, Water Oak and Yester Oaks, respectively, or a combined $16 per Unit. The Partnership no longer has an interest in these Local Limited Partnerships.

As previously reported, the Partnership's interest in the Local Limited Partnership that owned Magnolia Villas, located in North Hollywood, California, was disposed of on March 21, 2006, upon the sale of this Property. The Partnership received net proceeds of $938,637, or $13.62 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. This sale will result in 2006 taxable income projected to be approximately $1,500,000, or $22 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Local General Partner of Westover Station, located in Newport News, Virginia, reached an agreement with the Property's lender to refinance the debt on the Property. As part of the refinancing, which closed on February 1, 2002, the Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of approximately $668,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. The Managing General Partner, on behalf of the Partnership, also negotiated an agreement with the Local General Partner that will allow the Partnership to dispose of its interest in the Property after the end of its Compliance Period, which is December 31, 2006.

As previously reported, New Center, located in Detroit, Michigan, has experienced operating difficulties for several years. The Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. Occupancy was 18% at September 30, 2006. Efforts to increase curb appeal and increase qualified tenant traffic have only slightly not improved occupancy. Advances from the former Local General Partner and the Partnership have enabled the Property to remain current on its mortgage obligations. The Managing General Partner will continue to closely monitor the site manager's efforts to improve Property operations. However, due to the Property's continuing struggles, the Managing General Partner was concerned about its long-term viability. Due to these concerns, the Managing General Partner believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of September 30, 2006, the replacement Local General Partner has contributed in excess of $440,000 toward capital improvements and has an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

amount any time after the Property's Compliance Period ends on December 31, 2006. The Managing General Partner presently plans to transfer the Partnership's interest in early 2007. Although Partnership Reserves have been utilized in the past to fund the Property's debt service obligations, no such advances were made during the nine months ended December 31, 2006.

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

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, Virgin Islands, was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties are still in need of additional capital expenditures. However, due to consistently high occupancy levels, Carib II operated at above breakeven while Carib III operated at slightly below breakeven for the nine months ending September 30, 2006. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately would transfer the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. The Managing General Partner will exercise the Partnership's put options and dispose of its interest in these two Local Limited Partnership in early 2007. The plan includes provisions to minimize the risk of recapture.

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

As previously reported, the Managing General Partner and Local General Partner of Pinewood Pointe, located in Jacksonville, Florida have reached an agreement that could result in the early 2007 sale of this Property. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $3,775,000 or $54 per Unit. This sale would result in 2007 taxable income projected to be approximately $3,900,000, or $52 per Unit.

As previously reported, an agreement had not yet been reached between the Managing General Partner and the Local General Partner of Oaks of Dunlop, located in Colonial Heights, Virginia, on the sale of the Partnership's interest. In December 2006, the Local General Partner agreed to the purchase of the Partnership's interest in this Local Limited Partnership. Under the present terms of the agreement, the Managing General Partner estimates that the Partnership will receive approximately $2,300,000 or $33 per Unit. This sale, expected to occur in early 2007, will result in 2007 taxable income projected to be approximately $2,200,000, or $32 per Unit.

The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland, will be terminated upon the sale of the Property in 2007. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $1,800,000 or $22 per Unit. This sale would result in 2007 taxable income projected to be approximately $2,600,000, or $38 per Unit.

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


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2006

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  February 14, 2007           BOSTON FINANCIAL QUALIFIED HOUSING

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