Form 10KSB
period 2007-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2007-07-17
CIK 852953

Microsoft Word 11.0.6502;












July 16, 2007




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Qualified Housing Tax Credits L.P. V
       Annual Report on Form 10-KSB for the Year Ended March 31, 2007 File Number 0-19706


Dear Sir / Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,



/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller



QH510K-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended       March 31, 2007
                          ----------------------------------------------- ----

                                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from        to
                      --------------------------------------------------------

                         Commission file number 0-19706

      Boston  Financial Qualified Housing Tax Credits L.P. V
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

    Massachusetts                                                  04-3054464
---- -------------------------------------------------------------------------
 (State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

  101 Arch Street, Boston, MA                                    02110-1106
------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (617) 439-3911
              ----------------------------------------------------------------

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

                        $60,904,650 as of March 31, 2007

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

     "Estimated Use of Proceeds"                             Part III, Item 12

     "Management Compensation and Fees"                      Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                        Part III, Item 12

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007


                                TABLE OF CONTENTS


                                                                     Page No.

PART I

     Item 1       Business                                                K-3
     Item 2       Properties                                              K-6
     Item 3       Legal Proceedings                                       K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                        K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                         K-10
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           K-11
     Item 7       Financial Statements and Supplementary Data             K-17
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                  K-17
     Item 8A      Controls and Procedures                                 K-17
     Item 8B      Other Information                                       K-17

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                       K-18
     Item 10      Management Remuneration                                 K-18
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                   K-19
     Item 12      Certain Relationships and Related Transactions          K-19
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                     K-20
     Item 14.     Principal Accountant Fees and Services                  K-21

SIGNATURES                                                                K-22
----------

CERTIFICATIONS
--------------

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

The Partnership originally invested as a limited partner in twenty-eight limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Strathern Park/Lorne Park (1) (2)                           Los Angeles, CA                         07/05/90
Park Caton                                                  Catonsville, MD                         08/17/90
Cedar Lane I (2)                                            London, KY                              09/10/90
Silver Creek II (2)                                         Berea, KY                               08/15/90
Rosecliff (2)                                               Sanford, FL                             09/18/90
Brookwood                                                   Ypsilanti, MI                           10/01/90
Oaks of Dunlop                                              Colonial Heights, VA                    01/01/91
Water Oak (2)                                               Orange City, FL                         01/01/91
Yester Oaks (2)                                             Lafayette, GA                           01/01/91
Ocean View (2)                                              Fernandina Beach, FL                    01/01/91
Wheeler House (2)                                           Nashua, NH                              01/01/91
Archer Village (2)                                          Archer, FL                              01/01/91
Timothy House                                               Towson, MD                              03/05/91
Westover Station                                            Newport News, VA                        03/30/91
Carib III                                                   St. Croix, VI                           03/21/91
Carib II                                                    St. Croix, VI                           03/01/91
Whispering Trace (2)                                        Woodstock, GA                           05/01/91
New Center (2)                                              Detroit, MI                             06/27/91
Huguenot Park                                               New Paltz, NY                           06/26/91
Hillwood Pointe (2)                                         Jacksonville, FL                        07/19/91
Pinewood Pointe                                             Jacksonville, FL                        07/31/91
Westgate (2)                                                Bismark, ND                             07/25/91
Woodlake Hills                                              Pontiac, MI                             08/01/91
Bixel House (2)                                             Los Angeles, CA                         07/31/91
Magnolia Villas (2)                                         North Hollywood, CA                     07/31/91
Schumaker Place                                             Salisbury, MD                           09/20/91
Circle Terrace                                              Lansdowne, MD                           12/06/91

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2007, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions made to Local Limited Partnerships:
Timothy House Limited Partnership and Maiden Choice Limited Partnership, representing 18.35%, have Shelter Development Corp. as Local General Partner, and St. Croix II Limited Partnership and Christiansted Limited Dividend Housing Association, representing 2.20%, have Rialto Properties, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

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

Item 2.  Properties

The Partnership currently owns limited partnership interests in twelve Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park where the Partnership's ownership interest is 88.55%.

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


                                              Capital Contributions
   Local Limited Partnership                     Total              Paid              Mtge. Loans                     Occupancy at
      Property Name              Number of    Committed at         Through           Payable at         Type of         March 31,
     Property Location           Apts Units   March 31, 2007    March 31, 2007     December 31, 2006    Subsidy *         2007
 --------------------------------------------------------- ------------------------------------------------------------------- ----

Maiden Choice Limited
  Partnership
Park Caton
Catonsville, MD                     101            2,513,300          2,513,300        3,840,077         None               92%

Brookwood L.D.H.A.
Brookwood
Ypsilanti, MI                        81            2,373,295          2,373,295        2,895,725         None               83%

The Oaks of Dunlop Farms, L.P.
Oaks of Dunlop
Colonial Heights, VA                 144           2,791,280          2,791,280         4,136,568        None               100%

Timothy House Limited
  Partnership
Timothy House
Towson, MD                           112            3,064,250         3,064,250        1,763,378         None               100%

Westover Station Associates, L.P.
Westover Station
Newport News, VA                     108            1,972,947         1,972,947        3,234,639         None               100%

Christiansted Limited Dividend
  Housing Association
Carib III                             24             322,260          322,260          1,441,291         FmHA               96%
St. Croix, VI

St. Croix II Limited Partnership
Carib II
St. Croix, VI                         20             347,680          347,680          1,367,833         FmHA              100%





                                                                                  Capital Contributions
   Local Limited Partnership                     Total              Paid              Mtge. Loans                     Occupancy at
      Property Name              Number of    Committed at         Through           Payable at         Type of         March 31,
     Property Location           Apts Units   March 31, 2007    March 31, 2007     December 31, 2006    Subsidy *         2007
 --------------------------------------------------------- ------------------------------------------------------------------- ----


Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                         24         982,358            982,358       1,400,000                None              100%

Kensington Place Townhomes,
  A Limited Partnership
Pinewood Pointe
Jacksonville, FL                      136        3,153,173          3,153,173     3,390,806                None               90%

Woodlake Hills Limited
  Partnership
Woodlake Hills
Pontiac, MI                          144         4,154,667          4,154,667     3,380,246                None               83%


Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                         96         2,910,453          2,910,453     2,663,323                None              100%

Circle Terrace Associates Limited
  Partnership
Circle Terrace
Lansdowne, MD                        303         5,811,234          5,811,236     5,755,198              Section 8            100%
                                    ------       --------------   ------------- ---------------
                                    1,293        $30,396,897      $ 30,396,899  $ 35,269,084
                                   ======        ==============  ============================

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

Item 3.  Legal Proceedings

As previously reported, for the past several years the following three litigation proceedings had been pending between certain investors and various affiliates of the General Partners, including the Partnership, concerning, among other things, those investors' requests to inspect certain alleged "books and records" of the Partnership and the affiliates: Park G.P., Inc. ("Park") brought a lawsuit against the Partnership and various affiliates of the General Partner and their purported general partners (collectively, the "Fund Parties") in state court in Missouri (the "Missouri Lawsuit"); the Fund Parties brought a declaratory judgment lawsuit against Everest Housing Investors 2, LLC and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court (the "Everest Massachusetts Lawsuit"); and Boston Financial Qualified Housing Tax Credits L.P. IV ("Partnership IV") and its general partners brought a lawsuit against Park and its affiliate Bond Purchase, L.L.C. ("Bond") in Massachusetts state court (the "Park and Bond Massachusetts Lawsuit").

As of April 21, 2007, the Fund Parties and Partnership IV reached an agreement with Park, Bond and the Everest Entities to resolve these lawsuits (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the claims and counterclaims asserted in the Everest Massachusetts Lawsuit have been dismissed with prejudice and the claims in the Missouri Lawsuit and the Park and Bond Massachusetts Lawsuit have been dismissed without prejudice, all in exchange for options, subject to various conditions, to purchase certain Local Limited Partnership interests held by Partnership IV, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V and Boston Financial Tax Credit Fund VII, A Limited Partnership at specified prices.

With respect to the Partnership, the Settlement Agreement provides options, subject to various conditions, to purchase the Partnership's interest in Circle Terrace Associates, L.P., located in Lansdowne, MD, for a price of $4,250,000.

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

As of March 31, 2007, there were 2,868 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the year ended March 31, 2006. During the year ended March 31, 2007 a cash distribution of $5,407,098 was paid.

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

As of March 31, 2007, the Partnership's investment portfolio consisted of limited partnership interests in twelve Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus. As of result of the June 15, 2007 sale of one property, Pinewood Pointe, located in Jacksonville, Florida, the Partnership's investment portfolio currently consists of limited partnership interest in eleven Local Limited Partnerships.

In December 2006, the Partnership distributed $5,353,027, or $77.66 per Unit to Limited Partners. The source of this distribution is from Sale or Refinancing Proceeds of previously reported dispositions of the Partnership's interest in fourteen Local Limited Partnerships and the refinancing of debt on one Property.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The compliance period for all but one of the twelve Properties in which the Partnership has an interest, have expired. The compliance period for the remaining Property expires on December 31, 2007. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in four Local Limited Partnerships. Four of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the twelve months ended March 31, 2007.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,168,462 at March 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of $2,679,427 compared with $3,567,799 at March 31, 2006. The decrease is primarily attributable to the payment of a cash distribution and net cash used for operations, partially offset by proceeds from the sale of investments in Local Limited Partnerships, cash distributions received from Local Limited Partnerships, and proceeds from maturities of investment securities. Cash used for operations includes $302,062 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2007, approximately $1,833,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $303,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2007, the Partnership has advanced approximately $494,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distribution of $5,407,098 was made to General and Limited Partners during the year ended March 31, 2007. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2006 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2007 resulted in net income of $1,168,682 as compared to net income of $1,460,690 for the same period in 2006. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, partially offset by a decrease in provision for valuation allowance on investments in Local Limited Partnerships, a decrease in equity in losses in Local Limited Partnerships, an increase in investment revenue, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, and a decrease in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is the result of the sale of several more Local Limited Partnerships during the fiscal year ended March 31, 2006 than in the fiscal year ended March 31, 2007. The decrease in provision for valuation on investments in Local Limited Partnerships is the result of the Partnership recording a valuation allowance for its investments in certain Local Limited Partnerships during the year ended March 31, 2006. Equity in losses decreased primarily due to the sale of four Local Limited Partnerships during the year ended March 31, 2007. The increase in investment revenue is primarily attributable to an increase in invested balances arising from the Partnership's sale of properties. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of an increase in reimbursements of prior year advances made to Local Limited Partnerships during the year ended March 31, 2007. General and administrative costs decreased primarily due to a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operations of the Partnership partially offset by increased legal and investor reporting expenses.

Low-Income Housing Tax Credits

The 2006 and 2005 Tax Credits per Unit were $0.38. The Tax Credit per Limited Partner stabilized in 1993. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Ten of the twelve Properties in which the Partnership has an interest have stabilized operations and operated at above breakeven as of December 31, 2006. Two Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, a property adjacent to Whispering Trace, located in Woodstock, Georgia, began operations during 2001. That property's superior amenities and curb appeal provided a competitive advantage. Other Tax Credit properties as well as entry-level homes in the area further increased competition for tenants. In addition, local employers implemented work force reductions, forcing some tenants to leave the area in search of employment. As a result, occupancy at the Property initially suffered, although occupancy had reached 93% as of March 31, 2006. The Property had incurred significant capital expenditures in order to remain competitive in the marketplace. As a result, debt service coverage remained below an appropriate level as of December 31, 2005. Advances from the Local General Partner and Partnership Reserves allowed the Property to remain current on its debt obligations. As a result of a prior agreement, the Property was sold on June 23, 2006. This sale resulted in net proceeds to the Partnership of $334,262, or $4.85 per Unit, and resulted in 2006 taxable income of $202,268, or $2.93 per Unit. The Partnership may receive an immaterial amount of additional proceeds upon a final accounting of this transaction. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to Cedar Lane I, located in London, Kentucky, and Silver Creek II, located in Berea, Kentucky. These Properties share a common Local General Partner. The Managing General Partner had the right to put its interest in either of the Local Limited Partnerships at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 1, 2006, the Partnership put its interest in both Properties to an unaffiliated entity for approximately $2,100 each in lieu of the Partnership carrying a remaining interest in the form of a Contingent Note. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to Limited Partners. These transfers resulted in 2006 taxable income of $231,247 and $202,280 for Cedar Lane I and Silver Creek II, respectively, or a combined $6.29 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, Bixel House, located in Los Angeles, California, had experienced weak occupancy and operations for a number of quarters, and the Property had suffered from deferred maintenance for a number of years. In an effort to reduce the Partnership's risk and develop an exit strategy, a put option agreement was entered into between the Managing General Partner and an unaffiliated entity. The Partnership transferred its interest in this Local Limited Partnership in June 2005, initially retaining a contingent receivable in the amount of $100,000. The Partnership subsequently received $100,000 in July 2006. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. This transfer resulted in a 2006 taxable loss of $633,289, or $9.19 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, Rosecliff, located in Sanford, Florida, was sold on March 15, 2006, resulting in net proceeds to the Partnership of $899,193, or $13 per Unit. This sale resulted in 2006 taxable income of $2,792,661, or $40.52 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. The Compliance Period for this Property expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Archer Village, located in Archer, Florida, Ocean View, located in Fernandina Beach, Florida, Water Oak, located in Orange City, Florida and Yester Oaks, located in Lafayette, Georgia, for approximately $2,100 each. The Managing General Partner determined that these four Properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships was in the best interest of the Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. These transfers resulted in 2006 taxable income of $211,641, $302,844, $236,037 and $323,934 for Archer Village, Ocean View, Water Oak and Yester Oaks, respectively, or a combined $15.59 per Unit. The Partnership no longer has an interest in these Local Limited Partnerships.

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

As previously reported, New Center, located in Detroit, Michigan, had experienced operating difficulties for several years. The Property suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile. Occupancy was 24% at December 31, 2006. Efforts to increase curb appeal and increase qualified tenant traffic had only slightly improved occupancy. Advances from the former Local General Partner and the Partnership enabled the Property to remain current on its mortgage obligations. Due to the Property's continuing struggles, the Managing General Partner was concerned about its long-term viability and believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of December 31, 2006, the replacement Local General Partner has contributed in excess of $448,000 toward capital improvements and had an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Effective February 1, 2007, the Managing General Partner disposed of the Partnership's interest in New Center. This disposition will result in 2007 taxable income projected to be approximately $1,500,000, or $22 per Unit. The Partnership did not receive any proceeds from this transaction. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported regarding Westgate, located in Bismark, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the date on which the Managing General Partner had the right to transfer the remaining interest did not occur until December 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest was put to the replacement Local General Partner. The Property generated its last Tax Credits during 2001. The replacement Local General Partner also had the right to call the remaining interest after the Property's Compliance Period expires on December 31, 2006. Effective February 5, 2007, the Managing General Partner disposed of the Partnership's interest in Westgate. This disposition will result in a 2007 taxable loss projected to be approximately $56,000, or $0.81 per Unit. The Partnership did not receive any proceeds from this transaction. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, Virgin Islands, was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties are still in need of additional capital expenditures. However, due to consistently high occupancy levels, Carib II and Carib III operated at above breakeven for the twelve month period ending December 31, 2006. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately would transfer the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. The Managing General Partner will exercise the Partnership's put options and dispose of its interest in these two Local Limited Partnership in 2007. The plan includes provisions to minimize the risk of recapture.

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

As previously reported, the Managing General Partner assigned its interest in the Local Limited Partnership that owns and operates Strathern Park, located in Los Angeles, California, to the Local General Partner, in exchange for net sales proceeds of $1,600,000 or $23.21 per Unit. This disposition is projected to result in 2006 taxable income of approximately $10,800,000 or $157 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner and Local General Partner of Pinewood Pointe, located in Jacksonville, Florida, reached an agreement that could result in the 2007 sale of this Property. On June 15, 2007, the property was sold, resulting in net proceeds to the Partnership of $4,162,299, or $60.39 per Unit. This sale will result in 2007 taxable income projected to be approximately $4,100,000, or $59.48 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will initially retain the entire amount of net proceeds from the sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in December 2006, the Local General Partner of Oaks of Dunlop, located in Colonial Heights, Virginia agreed to the purchase of the Partnership's interest in this Local Limited Partnership. Under the present terms of the agreement, the Managing General Partner estimates that the Partnership will receive approximately $2,400,000 or $35 per Unit. This sale, originally expected to occur in early 2007, is now estimated to close in June, 2007 and result in 2007 taxable income projected to be approximately $2,400,000, or $35 per Unit.

As previously reported, the Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland, will be terminated upon the sale of the Property in 2007. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $1,800,000, or $26 per Unit. This sale would result in 2007 taxable income projected to be approximately $2,600,000, or $38 per Unit.

In February 2007, the Managing General Partner received notification from the Local General Partner of Westover Station, located in Newport News, Virginia, of its intent to exercise their right of first refusal to purchase the Partnership's interest in the Local Limited Partnership. This transaction occured on June 30, 2007 and resulted in net proceeds to the Partnership of approximately $320,000, or $4 per unit. As previously reported, as part of the 2002 refinancing, which closed on February 1, 2002, the Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of approximately $668,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. The Managing General Partner, on behalf of the Partnership, also negotiated an agreement with the Local General Partner that allowed the Partnership to dispose of its interest in the Property after the end of its Compliance Period, which is December 31, 2006.

In connection with the Settlement Agreement described in the "Legal Proceedings" section above, the Partnership has granted an option, subject to various conditions, to sell its interest in Circle Terrace Associates, L.P., located in Lansdowne, MD for a price of $4,250,000.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2007 and 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------------- -------------

None.

Item 8A.  Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Partnership's principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 31,2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

Item 8B.  Other Information

The following reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2007: Form 8-K dated February 27, 2007

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing GeneralPartner"), an affiliate of MMA. The Managing General Partner was incorporated in June 1989. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Gary Mentesana                                   Executive Vice President
Michael H. Gladstone                             Principal, Member

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

Gary A. Mentesana, age 42, Executive Vice President, Head of the Affordable Housing Group - Mr. Mentesana has been Executive Vice President of MuniMae (the "Company") since July 2003. He is the head of the Company's Affordable Housing Group and is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Mentesana served as the Company's Chief Capital Officer as well as the Company's Chief Financial Officer. Mr. Mentesana's tenure with the Company began with the Company's predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1988. Prior to joining the Company, Mr. Mentesana worked for Coopers and Lybrand and is a Certified Public Accountant. Mr. Mentesana graduated from the University of Rhode Island.

Michael H. Gladstone, age 50, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2007, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                                      Amount
 Title of    Name and Address of               Beneficially
 Class      Beneficial Owner                      Owned        Percent of Class

Limited  Oldham Institutional Tax Credits LLC  8,024 Units            11.64%
Partner     101 Arch Street
           Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2007. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, and herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expenses reimbursements made in the two years ended March 31, 2007 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. These costs are fully amortized as of March 31, 2007. Total organizational and offering expenses, exclusive of selling commissions, did not exceed 5.5% of Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees, expenses or selling expenses were paid during the two years ended March 31, 2007.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. As of March 31, 2007, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2007 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2007.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2007 are as follows:

                                                   2007                  2006
                                              --------------        ----------

Asset management fees                         $ 296,027        $      293,566

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2007 are as follows:

                                                  2007                  2006
                                              --------------        ----------

Salaries and benefits expense reimbursements $      122,433        $   167,100

Cash distributions paid to the General Partners

In accordance with the Partnership  Agreement,  the General Partners of the
 Partnership, Arch Street VIII, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2007 is presented in Note 5 to the Financial Statements.

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

(b)      Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley
         Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2007 as follows:

                                                  2007                  2006
                                            --------------        ----------

Audit fees                              $       79,690           $    67,828
Tax fees                                $        2,400           $     2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2007.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/ Gary Mentesana                        Date:    July 16, 2007
           --------------------------------------             ----------------
           Gary Mentesana
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Gary Mentesana                        Date:    July 16, 2007
           -------------------------------------             -----------------
           Gary Mentesana
           President
           Arch Street VIII, Inc.



     By:   /s/Michael H. Gladstone                  Date:     July 16, 2007
           -----------------------------                       ---------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                          Annual Report on Form 10-KSB
                        For The Year Ended March 31, 2007
                                      Index



                                                                     Page No.

Report of Independent Registered Public Accounting Firm
    for the years ended March 31, 2007 and 2006                         F-2

Financial Statements

    Balance Sheet - March 31, 2007                                      F-3

    Statements of Operations - For the years ended
       March 31, 2007 and 2006                                          F-4

    Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2007 and 2006                      F-5

    Statements of Cash Flows - For the years ended
       March 31, 2007 and 2006                                          F-6

    Notes to the Financial Statements                                   F-7

                      Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Tax Credits Limited Partnership V


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership V ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers, LLP

Boston, Massachusetts
June 22, 2007

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                                  BALANCE SHEET
                                 March 31, 2007




Assets

Cash                                                                                              $     2,679,427
Restricted cash (Note 6)                                                                                   18,921
Investment securities, at fair value (Note 3)                                                             249,765
Investments in Local Limited Partnerships (Note 4)                                                      5,168,462
Other assets                                                                                                3,166
                                                                                                  ---------------
   Total Assets                                                                                   $     8,119,741
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                                  75,386
Accrued expenses                                                                                           55,357
Deferred revenue (Note 6)                                                                                  18,921
Deposit on sale                                                                                           150,000
                                                                                                  ---------------
   Total Liabilities                                                                                      299,664
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,820,201
Net unrealized losses on investment securities                                                               (124)
                                                                                                  ---------------
   Total Partners' Equity                                                                               7,820,077
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     8,119,741
                                                                                                  ===============



    The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                      (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2007 and 2006




                                                                                 2007                     2006
                                                                           ----------------         ----------
   Revenue:
   Investment                                                              $        253,029         $       113,761
   Other                                                                            274,423                 265,369
                                                                           ----------------         ---------------
     Total Revenue                                                                  527,452                 379,130
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate (Note 5)                                        296,027                 293,566
   Provision for (recovery of) valuation allowance on advances to
     Local Limited Partnerships  (Note 4)                                          (106,457)                 25,144
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 4)                                                        -                 723,250
   General and administrative (includes reimbursements
     to an affiliate in the amount of $122,433 and
     $167,100 in 2007 and 2006, respectively) (Note 5)                              290,868                 391,209
   Amortization                                                                      8,323                   16,424
                                                                                   --------                 -------
     Total Expense                                                                  488,761               1,449,593
                                                                           ----------------         ---------------

Income (Loss) before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                     38,691              (1,070,463)

Equity in losses of Local Limited Partnerships (Note 4)                            (714,072)               (961,320)

Gain on sale of investments in Local Limited Partnerships (Note 4)                1,844,063               3,492,473
                                                                           ----------------         ---------------

Net Income                                                                 $      1,168,682         $     1,460,690
                                                                           ================         ===============

Net Income allocated:
   General Partners                                                        $         11,687         $       606,621
   Limited Partners                                                               1,156,995                 854,069
                                                                           ----------------         ---------------
                                                                           $      1,168,682         $     1,460,690
                                                                           ================         ===============
Net Income per Limited Partner Unit
   (68,929 Units)                                                          $          16.79         $         12.39
                                                                           ================         ===============

    The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                      (A Limited Partnership)


                      STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                           For the Years Ended March 31, 2007 and 2006




                                                                                                        Net
                                                                     Initial        Investor         Unrealized
                                                  General            Limited         Limited           Gains
                                                 Partners            Partner        Partners          (Losses)           Total

Balance at March 31, 2005                      $ (486,128)    $        5,000     $  11,079,055     $     188     $    10,598,115

Comprehensive Income (Loss):
  Change in net unrealized
  gains on investment securities
  available for sale                                   -                   -                  -          (9,526)        (9,526)
  Net Income                                       606,621                 -           854,069                 -        1,460,690
                                               -------------     --------------     --------------     ------------  --------------
Comprehensive Income (Loss)                        606,621                  -           854,069          (9,526)        1,451,164
                                               -------------     --------------     --------------     ------------- --------------

Balance at March 31, 2006                          120,493              5,000        11,933,124          (9,338)        12,049,279
                                               -------------     --------------     --------------     ------------  --------------

Cash distribution                                  (54,071)                 -         5,353,027)                -      (5,407,098)
                                               -------------     --------------     --------------     ----------    --------------

Comprehensive Income:
   Change in net unrealized
         losses on investment securities
     available for sale                                  -                  -                  -          9,214              9,214
  Net Income                                        11,687                  -         1,156,995               -          1,168,682
                                               -------------     --------------     --------------     ------------ --------------
Comprehensive Income                                11,687                  -         1,156,995           9,214          1,177,896
                                               -------------     --------------     --------------     ------------  --------------

Balance at March 31, 2007                      $    78,109     $        5,000     $   7,737,092     $      (124)    $    7,820,077
                                               =============     ==============     ==============     ============= ==============

    The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                                      (A Limited Partnership)

                                    STATEMENTS OF CASH FLOWS
                           For the Years Ended March 31, 2007 and 2006




                                                                                 2007                     2006
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Income                                                              $      1,168,682         $     1,460,690
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 714,072                 961,320
     Gain on sale of investments in Local Limited Partnerships                   (1,844,063)             (3,492,473)
     Provision for valuation allowance on advances to Local
       Limited Partnerships, net of recovery                                       (106,457)                 25,144
     Provision for valuation allowance on investments in Local
       Limited Partnerships                                                               -                 723,250
     Amortization                                                                     8,323                  16,424
     Accretion                                                                       (7,186)                (12,628)
     Cash distributions included in net income                                     (210,060)               (211,660)
     Other non-cash item                                                                  -                     (29)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                   7,791                  (9,511)
       Due to affiliate                                                              (6,035)                 10,706
       Accrued expenses                                                              (3,398)                 30,055
       Deferred revenue                                                             (20,469)                (20,233)
                                                                           ----------------         ---------------
Net cash used for operating activities                                             (298,800)               (518,945)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Release of restricted cash                                                        20,469                  20,233
   Purchases of  investment securities                                                    -              (1,930,074)
   Proceeds from maturities of investment securities                              1,203,007                 510,318
   Advances to Local Limited Partnerships                                           (30,729)                (59,058)
   Reimbursement of advances to Local Limited
     Partnerships                                                                   137,186                  33,914
   Cash distributions received from Local Limited
     Partnerships                                                                   419,567                 505,181
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         2,918,026               3,657,712
   Deposit on sale                                                                  150,000                       -
   Accounts receivable from sale of investments in
     Local Limited Partnerships                                                           -              (1,073,963)
                                                                           ----------------        ----------------
Net cash provided by investing activities                                         4,817,526               1,664,263
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Cash distribution                                                             (5,407,098)                      -
                                                                           ----------------         ---------------
Net cash used for financing activities                                           (5,407,098)                      -
                                                                           ----------------         ---------------

Net increase in cash and cash equivalents                                           888,372               1,145,318

Cash and cash equivalents, beginning                                              3,567,799               2,422,481
                                                                           ----------------         ---------------

Cash and cash equivalents, ending                                          $      2,679,427         $     3,567,799
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

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership Interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2007, the Managing General Partners has designated approximately $1,833,000 as such Reserves.

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,168,462 at March 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2006 and 2005 and for the years then ended.

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

Effect of New Accounting Principle

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for financial statements for fiscal years beginning after December 15, 2006. FIN 48 provides guidance to all enterprises, including pass-through entities, for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. The General Partner will adopt FIN 48 as of April 1, 2007. The General Partner is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Partnership.

3.       Investment Securities

A summary of investment securities is as follows:

                                                                       Gross              Gross
                                                                    Unrealized         Unrealized             Fair
                                                      Cost             Gains             Losses               Value

Debt securities issued by the US
Treasury and other US
Government Agencies                             $      249,889    $            -     $         (124)     $    249,765
                                                --------------    --------------     --------------      ------------

Investment securities
   at March 31, 2007                            $      249,889    $            -     $         (124)     $    249,765
                                                ==============    ==============     ==============      ============

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investment Securities (continued)

The contractual maturities at March 31, 2007 are as follows:


                                                              Fair
                                      Cost                    Value

Due in less than one year    $       249,889           $     249,765
                              ---------------           -------------
                            $        249,889           $     249,765
                              ===============           =============

Proceeds from the maturities of investment securities were approximately $1,203,000 and $510,000 during the years ended March 31, 2007 and 2006, respectively.

4.   Investments in Local Limited Partnerships

The Partnership currently owns limited partnership interests in twelve Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park where the Partnership's ownership interests are 88.55%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    30,396,899

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,564,893)                                                                   (22,121,171)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,106,284)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              5,169,444

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            576,891

   Cumulative amortization of acquisition fees and expenses                                                (227,873)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      5,518,462

Valuation allowance on investments in Local Limited Partnerships                                           (350,000)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,168,462
                                                                                                    ===============

>

For the year ended March 31, 2007, the Partnership advanced $30,729 to one of the Local Limited Partnerships, all of which was reimbursed. In addition, $106,457 was also reimbursed from the Local Limited Partnership relating to advances made in previous years. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2006 and 2005 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2006                2005
                                                                             ----------------    ----------
Assets:
   Investment property, net                                                  $     45,718,663    $     76,962,110
   Other assets                                                                     6,201,206           9,802,262
                                                                             ----------------    ----------------
     Total Assets                                                            $     51,919,869    $     86,764,372
                                                                             ================    ================

Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                    $     39,474,089    $     69,143,702
   Other liabilities                                                                7,691,899          22,726,910
                                                                             ----------------    ----------------
     Total Liabilities                                                             47,165,988          91,870,612
                                                                             ----------------    ----------------

Partnership's equity (deficiency)                                                     968,530          (7,681,884)
Other partners' equity                                                              3,785,351           2,575,644
                                                                             ----------------    ----------------
   Total Partners' Equity (Deficiency)                                              4,753,881          (5,106,240)
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity (Deficiency)                       $     51,919,869    $     86,764,372
                                                                             ================    ================

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2006                2005
                                                                             ----------------    ----------

Rental and other income                                                      $     13,667,249    $     18,032,333
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        9,026,351         11,396,565
   Interest                                                                         3,861,522          5,120,858
   Depreciation and amortization                                                    3,456,609          4,677,628
                                                                             ----------------    ---------------
     Total Expenses                                                                16,344,482         21,195,051
                                                                             ----------------    ---------------

Net Loss                                                                     $     (2,677,233)   $    (3,162,718)
                                                                             ================    ===============

Partnership's share of Net Loss                                              $     (2,355,784)   $    (3,071,945)
                                                                             ================    ===============
Other partners' share of Net Loss                                            $       (321,449)   $       (92,777)
                                                                             ================    ===============

For the years ended March 31, 2007 and 2006, the Partnership has not recognized $1,649,478 and $2,110,625, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $7,766 were included in losses recognized in the year ended March 31, 2007.

The Partnership's equity as reflected by the Local Limited Partnerships of $968,530 differs from the Partnership's investments in Local Limited Partnerships before adjustments of $5,169,444 primarily due to: (i) cumulative unrecognized losses as discussed above; (ii) syndication costs charged to equity by one of the Local Limited Partnerships which are not reflected in the Partnership's investments in Local Limited Partnerships; (iii) Local Limited Partnerships whose interests were sold in the quarter ended March 31, 2007 being included in the summarized balance sheet of the Local Limited Partnerships at December 31, 2006; and (iv) differences in the accounting treatment of miscellaneous items.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

The Partnership's interest in four of its investments in Local Limited Partnerships were sold during the year ended March 31, 2007, resulting in gains totaling $1,844,063.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2007 and 2006 were $296,027 and $293,566, respectively. Included in due to affiliate at March 31, 2007 is $75,386 of Asset Management Fees. During the years ended March 31, 2007 and 2006, $302,062 and $282,860, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2007 and 2006 are $122,433 and $167,100, respectively that the Partnership incurred and paid for these expenses. As of March 31, 2007, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.

In December 2006, Partnership cash was invested in below-market interest bearing accounts as part of a banking arrangement which resulted in financial benefits to affiliates of MMA Financial. MMA Financial subsequently determined that this arrangement was inconsistent with the terms of the Partnership Agreement and terminated the arrangement. MMA intends to pay the interest lost by the Partnership (approximately $63,000) to the Partnership in July 2007.


6.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned thereon, is available to pay the Partnership its annual priority distribution. As of March 31, 2007, $253,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Supplemental Reserve.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2007 and 2006 to the net income (loss) reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2006 and 2005:

                                                                                2006                 2005
                                                                           --------------        --------

Net income per financial statements                                        $    1,168,682        $   1,460,690

Equity in losses of Local Limited Partnerships for financial reporting
   purposes in excess of equity in losses for tax purposes                        868,035            1,992,473

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                            (1,641,712)          (2,110,625)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                    21,226              (62,700)

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                            (168,583)             (19,741)

Provision for valuation of advances to Local Limited Partnerships,
   net of recovery not deductible for tax purposes                                      -               25,144

Recovery of prior years' provision for valuation of advances to
   Local Limited Partnerships not deductible for tax purposes                    (106,457)                   -

Provision for valuation allowance on investments in Local Limited
   Partnerships not deductible for tax purposes                                         -              723,250

Gain on sale of investments in Local Limited Partnerships for tax (financial reporting) purposes in excess of gain on sale
   for financial reporting (tax) purposes                                      12,719,370           (3,492,473)

Cash distributions included in net income for financial
   reporting purposes                                                            (210,060)            (211,660)
                                                                           --------------        -------------

Net Income (Loss) per tax return                                           $   12,650,501        $  (1,695,642)
                                                                           ==============        =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2007 and December 31, 2006, respectively, are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    5,168,462     $       99,098      $    5,069,364
                                                            ==============     ==============      ==============
Other assets                                                $    2,951,279     $   12,597,461      $   (9,646,182)
                                                            ==============     ==============      ==============
Liabilities                                                 $      299,664     $       48,506      $      251,158
                                                            ==============     ==============      ==============


                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7. Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $9,858,000 greater than for financial reporting purposes, including approximately $1,565,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $122,000; (iii) the Partnership has provided a valuation allowance of approximately $350,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (v) the sale of investments in two Local Limited Partnerships during the quarter ended March 31, 2007 resulted in the removal from investments in Local Limited Partnerships of approximately $4,075,000 for financial reporting purposes.

8.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of March 31, 2007 or 2006, or net losses for the years ended either March 31, 2007 or 2006. The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2006 and 2005:

Circle Terrace Associates Limited Partnership      2006                 2005
--------------------------------------------- -----------          ---------
Total Assets                               $   10,195,847       $   10,713,281
Total Liabilities                          $    6,891,739       $    7,251,489
Revenue                                    $    2,806,786       $    2,810,655
Net Loss                                  $     (157,684)      $      (99,326)


9.   Subsequent Event

On June 15, 2007 the Partnership sold its interest in Pinewood Pointe resulting in net proceeds to the Partnership of $4,162,299. On June 30, 2007 the Partnership sold its interest in Westover Station resulting in net proceeds to the Partnership of approximately $320,000.