Form 10QSB
period 2007-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2007-08-14
CIK 852953

August 14, 2007



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended June 30, 2007
       File Number 0-19706


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

For the quarterly period ended                June 30, 2007
                                       ---------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period  from                  to


                         Commission file number 0-19706

           Boston Financial Qualified Housing Tax Credits L.P.V
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                        Delaware                           04-3054464
--------------------------------------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                       --------------------

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2007                                        1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2007 and 2006                                          2

          Statement of Changes in Partners' Equity
              (Unaudited) - For the Three Months Ended June 30,
              2007                                                                         3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2007 and 2006                                          4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Item 3.   Controls and Porcedures                                                         14

PART II - OTHER INFORMATION

Items 1-6                                                                                 15

SIGNATURE                                                                                 16

CERTIFICATIONS                                                                            17

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                                  BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)



         Assets

Cash and cash equivalents                                                                         $     6,800,150
Restricted cash                                                                                            18,921
Investments in Local Limited Partnerships (Note 1)                                                      5,111,829
Accounts receivable                                                                                       354,257
                                                                                                  ---------------
   Total Assets                                                                                   $    12,285,157
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       150,772
Accrued expenses                                                                                           39,352
Deferred revenue                                                                                           18,921
                                                                                                  ---------------
   Total Liabilities                                                                                      209,045
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 12,076,112
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    12,285,157
                                                                                                  ===============



   The accompanying notes are an integral part of  these financial statements.

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                              STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30, 2007 and 2006
                              (Unaudited)





                                                                                  2007                   2006
                                                                           ----------------         ---------

Revenue:
   Investment                                                              $          7,164        $         78,290
   Other                                                                            159,487                 214,558
                                                                           ----------------        ----------------
     Total Revenue                                                                  166,651                 292,848
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  75,386                  73,547
   Provision for (recovery of) valuation allowance on advances
     to Local Limited Partnerships                                                  200,000                (106,457)
   General and administrative (includes reimbursements to
     an affiliate in the amount of  $35,716 and  $46,727
     in 2007 and 2006, respectively)                                                 70,394                  10,466
   Amortization                                                                       2,081                   3,201
                                                                           ----------------        ----------------
     Total Expense                                                                  347,861                 (19,243)
                                                                           ----------------        ----------------

Income (loss) before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                   (181,210)                312,091

Equity in losses of Local Limited Partnerships (Note 1)                             (54,552)               (180,514)

Gain on sale of investments in Local Limited Partnerships                         4,491,673                 227,869
                                                                           ----------------        ----------------

Net Income                                                                 $      4,255,911        $        359,446
                                                                           ================        ================

Net Income allocated:
   General Partners                                                        $         42,559        $          3,594
   Limited Partners                                                               4,213,352                 355,852
                                                                           ----------------        ----------------
                                                                           $      4,255,911        $        359,446
                                                                           ================        ================
Net Income per Limited Partner Unit
   (68,929 Units)                                                          $          61.13        $           5.16
                                                                           ================        ================



   The accompanying notes are an integral part of  these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2007
                                   (Unaudited)








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
                                           =============   ==============      ==============       =============    ==============

Comprehensive Income:
  Change in net unrealized
       losses on investment
       securities available for sale                   -                -                   -                 124               124
  Net Income                                      42,559                -           4,213,352                   -         4,255,911
                                           -------------   --------------      --------------       -------------    --------------
Comprehensive Income                              42,559                -           4,213,352                 124         4,256,035
                                           -------------   --------------      --------------       -------------    --------------

Balance at June 30, 2007                   $     120,668   $        5,000      $   11,950,444       $           -    $   12,076,112
                                           =============   ==============      ==============       =============    ==============


    The accompanying notes are an integral part of  these financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)






                                                                                 2007                  2006
                                                                             -------------            ---------

Net cash provided by (used for) operating activities                         $      (3,521)       $      74,208

Net cash provided by investing activities                                        4,124,244            1,838,071
                                                                             -------------        -------------

Net increase in cash and cash equivalents                                        4,120,723            1,912,279

Cash and cash equivalents, beginning                                             2,679,427            3,567,799
                                                                             -------------        -------------

Cash and cash equivalents, ending                                            $   6,800,150        $   5,480,078
                                                                             =============        =============





    The accompanying notes are an integral part of  these financial statements

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2007. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in ten Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park, where the Partnership's ownership interest is 88.55%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    25,470,778

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,464,962)                                                                   (18,901,017)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,202,887)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              5,366,874

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            493,847

   Cumulative amortization of acquisition fees and expenses                                                (198,892)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      5,661,829

Valuation allowance on investments in Local Limited Partnerships                                           (550,000)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     5,111,829
                                                                                                     ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                    NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the three months ended June 30, 2007, the Partnership advanced $200,000 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2007 is $228,032. For the three months ended June 30, 2007, the Partnership has not recognized $191,908 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $18,428 were included in losses recognized for the three months ended June 30, 2007.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2007 or 2006 or net losses for the three months ended either June 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2007 and 2006:

Circle Terrace Associates Limited Partnership       2007                 2006
---------------------------------------------  --------------       ---------
Revenue                                   $      701,697        $     702,664
Net Loss                                  $      (39,421)        $   (24,832)

The Oaks of Dunlop Farms, L.P.
Revenue                                   $          N/A        $     316,301
Net Loss                                  $          N/A        $       (434)

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,111,829 at June 30, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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


Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of $6,800,150, compared with $2,679,427 at March 31, 2007. The increase is primarily attributable to proceeds received from the sale of investments in Local Limited Partnerships, cash distributions received from Local Limited Partnerships, and the maturity of investment securities, partially offset by advances to Local Limited Partnerships and net cash used for operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2007, approximately $1,638,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $303,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2007, the Partnership has advanced approximately $689,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2007.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2007 resulted in net income of $4,255,911 as compared to net income of $359,446 for the same period in 2006. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships. These effects were partially offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships, a decrease in investment revenue, and an increase in general and administrative costs. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of two Local Limited Partnerships during the current quarter. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero and a decrease in the number of properties in which the Partnership invests. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of advances made to one Local Limited Partnership during the three months ended June 30, 2007. The decrease in investment revenue is primarily attributable to a decrease in balances invested in interest bearing accounts during the period ending June 30, 2007. General and administrative costs increased primarily due to a reversal of an accrual for monitoring fees in the period ending June 30, 2006, partially offset by decreases in legal and salary expenses.

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

As of June 30, 2007, the Partnership's investment portfolio consisted of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

In December 2006, the Partnership distributed $5,353,027, or $77.66 per Unit to Limited Partners. The source of this distribution is from Sale or Refinancing Proceeds of previously reported dispositions of the Partnership's interest in fourteen Local Limited Partnerships and the refinancing of debt on one Property.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The compliance period for all but one of the ten Properties in which the Partnership has an interest, have expired. The compliance period for the remaining Property expires on December 31, 2007. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in four Local Limited Partnerships. Two of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the three months ended June 30, 2007.

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

Except as noted above, the Fund is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

Eight of the ten Properties in which the Partnership has an interest have stabilized operations and operated at above breakeven as of March 31, 2007. Two Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, New Center, located in Detroit, Michigan, had experienced operating difficulties for several years. The Property suffered from poor location and security issues. An increase in maintenance and repair expenses, caused by vandalism, negatively affected the Property's occupancy levels and tenant profile. Occupancy was 24% at December 31, 2006. Efforts to increase curb appeal and increase qualified tenant traffic had only slightly improved occupancy. Advances from the former Local General Partner and the Partnership enabled the Property to remain current on its mortgage obligations. Due to the Property's continuing struggles, the Managing General Partner was concerned about its long-term viability and believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of December 31, 2006, the replacement Local General Partner has contributed in excess of $448,000 toward capital improvements and had an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Effective February 1, 2007, the Managing General Partner disposed of the Partnership's interest in New Center. This disposition will result in 2007 taxable income projected to be approximately $1,500,000, or $22 per Unit. The Partnership did not receive any proceeds from this transaction. The Partnership no longer has an interest in this Local Limited Partnership.

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


Property Discussions (continued)

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, U. S. Virgin Islands, was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties are still in need of additional capital expenditures. However, due to consistently high occupancy levels, Carib II and Carib III operated at above breakeven for the twelve month period ending December 31, 2006. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately would transfer the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. In April 2007, the Managing General Partner entered into an agreement with the Local General Partner that would, pending United States Department of Agriculture/Rural Development Services ("RD") approval, allow for the sale of the Property. Under the terms of the agreement, the Fund's interests in the Local Limited Partnerships that own Carib II and Carib III, will be terminated within five business days of RD approval of the sale of the Property. The Managing General Partner expects this transaction to occur in 2007 and not result in any net proceeds to the Fund. These transactions, if consummated in 2007, would result in 2007 taxable income projected to be approximately $680,000, or $9.87 per Unit.

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

As previously reported, the Managing General Partner assigned its interest in the Local Limited Partnership that owns and operates Strathern Park, located in Los Angeles, California, to the Local General Partner, in September 2006, in exchange for net sales proceeds of $1,600,000 or $23.21 per Unit. This disposition resulted in 2006 taxable income of $9,108,717 or $132.5 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, in December 2006, the Local General Partner of Oaks of Dunlop, located in Colonial Heights, Virginia, agreed to the purchase of the Partnership's interest in this Local Limited Partnership. Under the present terms of the agreement, the Managing General Partner estimates that the Partnership will receive approximately $2,300,000 or $35 per Unit. This sale, originally expected to occur in early 2007, is now estimated to close in July, 2007 and result in 2007 taxable income projected to be approximately $2,400,000, or $35 per Unit.

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

As previously reported, in February 2007, the Managing General Partner received notification from the Local General Partner of Westover Station, located in Newport News, Virginia, of its intent to exercise their right of first refusal to purchase the Partnership's interest in the Local Limited Partnership. On June 30, 2007, the Local General Partner exercised their right to purchase the Property. This transaction resulted in net sales proceeds to the Partnership of $329,374, or $4.78 per Unit. This sale will result in 2007 taxable income projected to be approximately $1,200,000, or $17.41 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                              (A Limited Partnership)
                           Controls and Procedures



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to affect, the Partnership's internal control over financial reporting.

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


DATED:  August 14, 2007                     BOSTON FINANCIAL QUALIFIED HOUSING
                                            TAX CREDITS L.P. V

                           By: Arch Street VIII, Inc.,
                               its Managing General Partner


                                /s/Gary Mentesana
                                 Gary Mentesana
                                 President
                                 Arch Street VIII, Inc.