Form 10QSB
period 2007-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2007-11-14
CIK 852953

November 14, 2007




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. V
       Report on Form 10-QSB for the Quarter Ended September 30, 2007 File Number 0-19706


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

For the quarterly period ended     September 30, 2007
                              -------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from _______________  to_______________


                         Commission file number 0-19706

            Boston Financial Qualified Housing Tax Credits L.P.  V
---------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

                        Delaware                          04-3054464
---------------  -------------------------  ----------------------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)


   101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------   --------------------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                         ----------------

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2007                    1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2007 and 2006                      2

          Statement of Changes in Partners' Equity (Unaudited) -
              For the Six Months Ended September 30, 2007                   3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2007 and 2006                      4

          Notes to the Financial Statements (Unaudited)                     5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

Item 3.   Controls and Procedures                                          14

PART II - OTHER INFORMATION

Items 1-6                                                                  15

SIGNATURE                                                                  16

CERTIFICATIONS                                                             17

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                                  BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)



         Assets

Cash and cash equivalents                                                                         $       938,226
Restricted cash                                                                                            19,435
Investments in Local Limited Partnerships (Note 1)                                                      4,001,984
                                                                                                  ---------------
   Total Assets                                                                                   $     4,959,645
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliate                                                                                  $       746,745
Accrued expenses                                                                                           49,438
Deferred revenue                                                                                           19,435
                                                                                                  ---------------

   Total Liabilities                                                                                      815,618
                                                                                                  ---------------


General, Initial and Investor Limited Partners' Equity                                                  4,144,027
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     4,959,645
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended September 30, 2007 and 2006
                             (Unaudited)




                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2007                   2006                2007                  2006
                                                   ----------------      ----------------     ----------------      ----------
Revenue
   Investment                                      $        151,828       $         83,298    $        158,992      $       161,588
   Recovery of provision for valuation
     allowance on advances to Local
     Limited Partnerships                                   200,000                      -                   -              106,457
   Other                                                     30,000                (48,295)            189,487              166,263
                                                   ----------------       ----------------    ----------------     ----------------
       Total Revenue                                        381,828                 35,003             348,479              434,308
                                                   ----------------       ----------------    ----------------     ----------------

Expenses:
  Asset management fees, affiliate                          75,386                 73,547             150,772              147,094
  General and administrative (includes reimbursement
  to affiliate in the amounts of $66,858 and $93,454
  for the six months ended September 30, 2007
  and 2006,

     respectively)                                           88,881                 98,697             159,275              109,163
   Amortization                                                 236                  3,201               2,317                6,402
                                                   ----------------       ----------------    ----------------     ----------------
       Total Expenses                                       164,503                175,445             312,364              262,659
                                                   ----------------       ----------------    ----------------     ----------------


Income (Loss) before equity in losses

   of Local Limited Partnerships                            217,325               (140,442)             36,115              171,649


Equity in losses of Local Limited
   Partnerships (Note 1)                                   (322,479)              (146,064)           (377,031)           (326,578)


Gain on sale of investments in Local
   Limited Partnerships                                   3,023,069              1,621,385           7,514,742            1,849,254
                                                   ----------------       ----------------    ----------------     ----------------


Net Income                                         $      2,917,915       $      1,334,879    $      7,173,826      $     1,694,325
                                                   ================       ================    ================     ================


Net Income allocated:

   General Partners                                $         29,179       $         13,349    $         71,738      $        16,943
   Limited Partners                                       2,888,736              1,321,530           7,102,088            1,677,382
                                                   ----------------       ----------------    ----------------     ----------------
                                                   $      2,917,915       $      1,334,879    $      7,173,826      $     1,694,325
                                                   ================       ================    ================     ================


Net Income Per Limited Partner

   Unit (68,929 Units)                             $          41.91       $          19.17    $         103.04      $         24.33
                                                   ================       ================    ================     ================


    The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Six Months Ended September 30, 2007
                                   (Unaudited)








                                                               Initial            Investor                Net
                                              General          Limited             Limited           Unrealized
                                             Partners          Partner            Partners              Losses            Total

Balance at March 31, 2007                  $      78,109   $        5,000      $    7,737,092       $        (124)   $    7,820,077
                                           -------------   --------------      --------------       -------------    --------------

Cash distribution                               (162,500)               -         (10,687,500)                  -      (10,850,000)
                                           -------------   --------------      --------------       -------------    --------------

Comprehensive Income:
   Change in net unrealized
   losses on investment
   securities available for sale                       -                -                   -                  124              124
Net Income                                        71,738                -           7,102,088                    -        7,173,826
                                           -------------   --------------       -------------         -------------     -----------
Comprehensive Income                              71,738                -           7,102,088                    -        7,173,950
                                           -------------   --------------       --------------        -------------     -----------

Balance at September 30, 2007              $     (12,653)  $        5,000      $    4,151,680       $           -    $    4,144,027
                                           =============   ==============      ==============       =============    ==============


    The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)






                                                                                 2007                 2006
                                                                            --------------         --- --------

Net cash provided by operating activities                                   $      620,612        $      80,197

Net cash provided by investing activities                                        8,488,187            4,526,466

Net cash used for financing activities                                         (10,850,000)                   -
                                                                            --------------        -------------

Net increase (decrease) in cash and cash equivalents                            (1,741,201)           4,606,663

Cash and cash equivalents, beginning                                             2,679,427            3,567,799
                                                                            --------------        -------------

Cash and cash equivalents, ending                                           $      938,226        $   8,174,462
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park, where the Partnership's ownership interest is 88.55%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                      19,615,248

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,522,757)                                                                   (15,657,935)

Cumulative cash distributions received from Local Limited Partnerships                                     (195,969)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                               3,761,344

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            398,987

   Cumulative amortization of acquisition fees and expenses                                               (158,347)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,001,984
                                                                                                    ===============

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 2007, the Partnership advanced $200,000 to one of the Local Limited Partnerships, none of which was reserved.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2007 is $615,305. For the six months ended September 30, 2007, the Partnership has not recognized $264,941 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $26,667 were included in losses recognized for the six months ended September 30, 2007.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of September 30, 2007 or 2006 or net losses for the three months ended either September 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2007 and 2006:

                                                   2007                  2006
                                              ---------------        ---------
Brookwood L.D.H.A
Revenue                                    $      112,829        $     127,441
Net Loss                                   $      (93,252)        $    (71,492)

Circle Terrace Associates Limited Partnership
Revenue                                    $      800,004         $     621,099
Net Loss                                   $     (142,979)        $     (9,966)

Kensington Place Townhomes, A Limited Partnership (1)

Revenue                                            N/A            $     327,546
Net Loss                                           N/A            $    (59,879)

Woodlake Hills Limited Partnership
Revenue                                    $      200,405       $       270,302
Net Loss                                   $     (140,667)      $      (79,684)


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,001,984 at September 30, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of $938,226, compared with $2,679,427 at March 31, 2007. The decrease is primarily attributable to a cash distribution paid to general and limited partners and advances to Local Limited Partnerships. These effects are partially offset by proceeds received from the sale of investments in Local Limited Partnerships, cash distributions received from Local Limited Partnerships, cash received from the maturity of investment securities, and net cash provided by operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2007, approximately $938,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $303,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2007, the Partnership has advanced approximately $689,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distribution of $10,850,000 was made during the six months ended September 30, 2007.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2007 resulted in net income of $2,917,915 as compared to net income of $1,334,879 for the same period in 2006. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, an increase in other income, and an increase in investment income. These effects were partially offset by an increase in equity in losses of Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of two Local Limited Partnerships during the current quarter. The decrease in provision for valuation allowance on advances to Local Limited Partnerships results from the reversal of a previously recorded provision for valuation allowance on advances to one Local Limited Partnership in the three months ended September 30, 2007. The increase in other income is primarily attributable to an increase in cash received from previously disposed Local Limited Partnerships. The Partnership had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts. The increase in equity in losses of Local Limited Partnerships is due to an increase in operating expenses at some of the Properties.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2007 resulted in net income of $7,173,826 as compared to net income of $1,694,325 for the same period in 2006. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships and an increase in other income, partially offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships, an increase in general and administrative expenses, and an increase in equity in losses of Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of four Local Limited Partnerships during the six months ended September 30, 2007. The increase in other income is attributable to cash received from Local Limited Partnerships that were sold in the year ending March 31, 2007. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of reimbursements of advances made to Local Limited Partnerships during the six months ended September 30, 2006. The increase in general and administrative expenses is the result of a credit received for monitoring fees in the six months ending September 30, 2006 and an increase in accounting expense, partially offset by a decrease in legal and salary expenses. The increase in equity in losses of Local Limited Partnerships is primarily attributable to an increase in operating expenses at some of the Properties.

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

As of September 30, 2007, the Partnership's investment portfolio consisted of limited partnership interests in eight Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

In September 2007, the Partnership distributed $10,687,500 or $155.05 per unit to Limited Partners. The source of this distribution was primarily from sale proceeds of previously reported dispositions of the Partnership's interest in four Local Limited Partnerships. In December 2006, the Partnership distributed $5,353,027, or $77.66 per Unit to Limited Partners. The source of this distribution is from sale or refinancing proceeds of previously reported dispositions of the Partnership's interest in fourteen Local Limited Partnerships and the refinancing of debt on one Property.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The compliance period for all but one of the eight Properties, in which the Partnership has an interest, have expired. The compliance period for the remaining Property expires on December 31, 2007. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in four Local Limited Partnerships. Four of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the six months ended September 30, 2007.

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

Property Discussions

Six of the eight Properties in which the Partnership has an interest have stabilized operations and operated at above breakeven as of June 30, 2007. Four Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner assigned its interest in the Local Limited Partnership that owns and operates Strathern Park, located in Los Angeles, California, to the Local General Partner, in September 2006, in exchange for net sales proceeds of $1,600,000 or $23.21 per Unit. This disposition resulted in 2006 taxable income of $9,108,717, or $132.50 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated that the Partnership's interest in the Local Limited Partnership that owns Timothy House, located in Towson, Maryland, would be terminated upon the sale of the Property in 2007. The Property was sold on September 1, 2007, effectively terminating the Partnership's interest in the Local Limited Partnership. This sale resulted in net proceeds to the Partnership of $1,610,200, or $23.36 per Unit. This sale will result in 2007 taxable income projected to be approximately $340,000, or $4.93 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, U. S. Virgin Islands, was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties are still in need of additional capital expenditures. However, due to consistently high occupancy levels, Carib II operated at above breakeven for the six month period ending June 30, 2007. Due to an increase in insurance costs, and despite acceptable occupancy levels, Carib III operated at below breakeven for the six month period ending June 30, 2007. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately would transfer the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. In April 2007, the Managing General Partner entered into an agreement with the Local General Partner that would, pending United States Department of Agriculture/Rural Development Services ("RD") approval, allow for the sale of the Property. Under the terms of the agreement, the Partnership's interests in the Local Limited Partnerships that own Carib II and Carib III, will be terminated within five business days of RD approval of the sale of the Property. The Managing General Partner expects this transaction to occur in 2007 and not result in any net proceeds to the Partnership. These transactions, if consummated in 2007, would result in 2007 taxable income projected to be approximately $680,000, or $9.87 per Unit.

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

As previously reported, Pinewood Pointe, located in Jacksonville, Florida, was sold on June 15, 2007, resulting in net proceeds to the Partnership of $4,162,299, or $60.39 per Unit. This sale will result in 2007 taxable income projected to be approximately $4,100,000, or $59.48 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will initially retain the entire amount of net proceeds from the sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, in December 2006, the Local General Partner of Oaks of Dunlop, located in Colonial Heights, Virginia, agreed to the purchase of the Partnership's interest in this Local Limited Partnership. On August 9, 2007, the Partnership sold its Local Limited Partnership interest for $2,400,000, or $34.82 per Unit. This sale is expected to result in 2007 taxable income projected to be approximately $2,400,000, or $35 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will initially retain the entire amount of net proceeds from the sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipates the disposition of the Partnership's interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland, upon the sale of the Property in 2007. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $1,800,000, or $26 per Unit. This sale would result in 2007 taxable income projected to be approximately $2,600,000, or $38 per Unit.

As previously reported, with respect to the Partnership, a Settlement Agreement providing an option, subject to various conditions, to purchase the Partnership's interest in Circle Terrace Associates, L.P., located in Lansdowne, MD for a price of $4,250,000, was not exercised. The Managing General Partner will explore an alternative exit strategy for this Local Limited Partnership interest.


The Managing General Partner is currently estimating an early 2008 disposition of the Partnership's interest in the Local Limited Partnership that owns and operates Brookwood, located in Ypsilanti, Michigan. The Managing General Partner does not expect the Partnership to receive any proceeds from this transaction, as the outstanding debt on the Property is expected to exceed the realizable value of the Property. This disposition is expected to result in taxable income projected to be approximately $777,000, or $11.27 per Unit.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.


During the quarter ended September 30, 2007, the Partnership completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

o As part of the remediation plan, management initiated changes in processes and controls including:

o the refund of lost interest;

o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts;

o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements; and

o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management.

Controls over Recording Equity in Income/Losses

o Management now performs a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

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


DATED:  November 14, 2007        BOSTON FINANCIAL QUALIFIED HOUSING
                                 TAX CREDITS L.P. V

                                 By: Arch Street VIII, Inc.,
                                     its Managing General Partner


                                    /s/Gary Mentesana
                                       Gary Mentesana
                                       President
                                       Arch Street VIII, Inc.