Form 10QSB
period 2007-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2008-02-14
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended                    December 31, 2007
                                       ---------------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from________ to___________


                         Commission file number 0-19706

        Boston Financial Qualified Housing Tax Credits  L.P. V
---------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                        Delaware                           04-3054464
------------------------------------------------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)


   101 Arch Street, Boston, Massachusetts                     02110-1106
-----------------------------------------------      -------------------------
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code            (617) 439-3911
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                  Yes  No X .

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.     Financial Statements

            Balance Sheet (Unaudited) - December 31, 2007                    1

            Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2007 and 2006                        2

            Statement of Changes in Partners' Equity (Unaudited) -
              For the Nine Months Ended December 31, 2007                    3

            Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2007 and 2006                        4

            Notes to the Financial Statements (Unaudited)                    5

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

Item 3A(T). Controls and Procedures                                         14

PART II - OTHER INFORMATION
--------------------------
Items 1-6                                                                   15

SIGNATURE                                                                   16

CERTIFICATIONS                                                              17

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                                  BALANCE SHEET
                                December 31, 2007
                                   (Unaudited)



  Assets

Cash and cash equivalents                                                                         $     2,478,368
Restricted cash                                                                                            19,435
Investments in Local Limited Partnerships (Note 1)                                                      4,259,800
                                                                                                  ---------------
   Total Assets                                                                                   $     6,757,603
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       322,927
Accrued expenses                                                                                           73,924
Deferred revenue                                                                                           19,435
                                                                                                  ---------------
   Total Liabilities                                                                                      416,286
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  6,341,317
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     6,757,603
                                                                                                  ===============

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
              For the Three and Nine Months Ended December 31, 2007 and 2006
                             (Unaudited)




                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,           December 31,
                                                         2007                   2006                2007                   2006
                                                   ----------------      -----------------    ----------------       --------------
Revenue
   Investment                                      $          7,364       $         85,868    $        166,356      $       247,456
   Recovery of provision for valuation
     allowance on advances to Local
     Limited Partnerships                                         -                      -                   -              106,457
   Other                                                      7,408                 77,520             196,895              243,783
                                                   ----------------       ----------------    ----------------     ----------------
       Total Revenue                                         14,772                163,388             363,251              597,696
                                                   ----------------       ----------------    ----------------     ----------------

Expenses:
   Asset management fees, affiliate                          75,386                 73,547             226,158              220,641
   General and administrative (includes reimbursement
      to affiliate in the amounts of $78,549
      and $94,808 for the nine months ended
      December 31, 2007 and 2006,
      respectively)                                          57,101                 94,092             216,376              203,255
   Amortization                                               3,452                  3,201               5,769                9,603
                                                   ----------------       ----------------    ----------------     ----------------
       Total Expenses                                       135,939                170,840             448,303              433,499
                                                   ----------------       ----------------    ----------------     ----------------

Income (Loss) before equity in losses
   of Local Limited Partnerships                           (121,167)                (7,452)            (85,052)             164,197

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                    261,268               (146,014)           (115,763)            (472,592)

Gain on sale of investments in Local
   Limited Partnerships                                   2,057,189                      -           9,571,931            1,849,254
                                                   ----------------       ----------------    ----------------     ----------------

Net Income (Loss)                                  $      2,197,290       $       (153,466)   $      9,371,116      $     1,540,859
                                                   ================       ================    ================     ================

Net Income  (Loss) allocated:
   General Partners                                $         21,973       $         (1,534)   $         93,711      $        15,409
   Limited Partners                                       2,175,317               (151,932)          9,277,405            1,525,450
                                                   ----------------       ----------------    ----------------     ----------------
                                                   $      2,197,290       $       (153,466)   $      9,371,116      $     1,540,859
                                                   ================       ================    ================     ================

Net Income (Loss) Per Limited Partner
   Unit (68,929 Units)                             $          31.56       $         (2.20)    $         134.59      $         22.13
                                                   ================        ===============     ================    ================

     The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2007
                                   (Unaudited)








                                                               Initial            Investor                Net
                                              General          Limited             Limited           Unrealized
                                             Partners          Partner            Partners              Losses            Total

Balance at March 31, 2007                  $      78,109   $        5,000      $    7,737,092       $        (124)   $   7,820,077
                                           -------------   --------------      --------------       -------------    --------------

Cash distribution                               (162,500)               -         (10,687,500)                  -      (10,850,000)
                                           -------------   --------------      --------------       -------------     -------------

Comprehensive Income:
  Change in net unrealized
   losses on investment
   securities available for sale                       -                -                   -                 124               124
  Net Income                                      93,711                -           9,277,405                   -         9,371,116
                                           -------------   --------------      --------------       -------------    --------------
Comprehensive Income                              93,711                -           9,277,405                 124         9,371,240
                                           -------------   --------------      --------------       -------------    --------------

Balance at December 31, 2007               $       9,320   $        5,000      $    6,326,997       $           -    $    6,341,317
                                           =============   ==============      ==============       =============    ==============

     The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)






                                                                                 2007                  2006
                                                                            --------------         --------------

Net cash provided by (used for) operating activities                        $      103,565        $    (265,563)

Net cash provided by investing activities                                       10,545,376            4,306,862

Net cash used for financing activities                                         (10,850,000)          (5,407,098)
                                                                            --------------         -------------

Net decrease in cash and cash equivalents                                         (201,059)          (1,365,799)

Cash and cash equivalents, beginning                                             2,679,427            3,567,799
                                                                            --------------        -------------

Cash and cash equivalents, ending                                           $    2,478,368        $   2,202,000
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park, where the Partnership's ownership interest is 88.55%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2007:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                          $     14,058,713

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $362,087)                                                                      (9,801,951)

Cumulative cash distributions received from Local Limited Partnerships                                     (172,525)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              4,084,237

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            308,970

   Cumulative amortization of acquisition fees and expenses                                                (133,407)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     4,259,800
                                                                                                     ===============

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2007, the Partnership advanced $200,000 to one of the Local Limited Partnerships, none of which was reserved.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2007 is $580,968. For the nine months ended December 31, 2007, the Partnership has not recognized $506,032 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $40,827 were included in losses recognized for the nine months ended December 31, 2007.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of December 31, 2007 or 2006 or net losses for the three months ended either December 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2007 and 2006:

                                                                                       2007                  2006
                                                                                 ---------------        -------------
Brookwood L.D.H.A (1)
Revenue                                                                           $      146,945        $     146,609
Net Loss                                                                          $     (75,280)        $    (89,692)

Circle Terrace Associates Limited Partnership
Revenue                                                                           $     667,288         $     644,592
Net Income                                                                        $     265,387         $      26,005

(1)The Partnership no longer has an interest in this Local Limited Partnership.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,259,800 at December 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of $2,478,368, compared with $2,679,427 at March 31, 2007. The decrease is primarily attributable to a cash distribution paid to general and limited partners and advances to Local Limited Partnerships. These effects are partially offset by proceeds received from the sale of investments in Local Limited Partnerships, cash distributions received from Local Limited Partnerships, cash received from the maturity of investment securities, and net cash provided by operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2007, $2,478,368 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $303,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2007, the Partnership has advanced approximately $689,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distribution of $10,850,000 was made during the nine months ended December 31, 2007.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2007 resulted in net income of $2,197,290 as compared to net loss of $153,466 for the same period in 2006. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in equity in losses of Local Limited Partnership's, and a decrease in general and administrative expenses. These effects were partially offset by a decrease in investment revenue and a decrease in other income. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of four Local Limited Partnerships during the current quarter. The decrease in equity in losses of Local Limited Partnerships is due to a decrease in operating expenses at some of the Properties. The decrease in general and administrative expenses is primarily attributable to a decrease in accounting and legal expenses, partially offset by increased investor reporting and salary expenses. The decrease in investment revenue resulted from a decrease in the average balance of funds held for investment. The decrease in other income is primarily attributable to a decrease in distributions from the Local Limited Partnerships.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2007 resulted in net income of $9,371,116 as compared to net income of $1,540,859 for the same period in 2006. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships, partially offset by a decrease in provision for valuation allowance on advances to Local Limited Partnerships, a decrease in investment revenue, and a decrease in other income. The increase in gain on sale of investments in Local Limited Partnerships is the result of a gain on sale related to the sale of eight Local Limited Partnerships during the nine months ended December 31, 2007. The decrease in equity in losses of Local Limited Partnerships is primarily attributable to a decrease in operating expenses at some of the Properties. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of reimbursements of advances made to Local Limited Partnerships during the nine months ended December 31, 2006. The decrease in investment revenue resulted from a decrease in the average balance of funds held for investment. The decrease in other income is primarily attributable to a decrease in distributions from Local Limited Partnerships, including several with a carrying value of zero.

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

As of December 31, 2007, the Partnership's investment portfolio consisted of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Periods of the four remaining Properties in which the Partnership has an interest all expired on or before December 31, 2007. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in one Local Limited Partnership. Eight of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the nine months ended December 31, 2007.

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

Property Discussions

Six of the eight Properties in which the Partnership had an interest as of September 30, 2007 have stabilized operations and operated at above breakeven. Two Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, New Center, located in Detroit, Michigan had experienced operating difficulties for several years. The Property suffered from poor location and security issues. An increase in maintenance and repair expenses, caused by vandalism, negatively affected the Property's occupancy levels and tenant profile. Occupancy was 24% at December 31, 2006. Efforts to increase curb appeal and increase qualified tenant traffic had only slightly improved occupancy. Advances from the former Local General Partner and the Partnership enabled the Property to remain current on its mortgage obligations. Due to the Property's continuing struggles, the Managing General Partner was concerned about its long-term viability and believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of December 31, 2006, the replacement Local General Partner has contributed in excess of $448,000 toward capital improvements and had an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Effective February 1, 2007, the Managing General Partner disposed of the Partnership's interest in New Center. This disposition will result in 2007 taxable income projected to be approximately $1,500,000, or $22 per Unit. The Partnership did not receive any proceeds from this transaction. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner anticipated that the Partnership's interest in the Local Limited Partnership that owns Timothy House, located in Towson, Maryland, would be terminated upon the sale of the Property in 2007. The Property was sold on September 1, 2007, effectively terminating the Partnership's interest in the Local Limited Partnership. This sale resulted in net proceeds to the Partnership of $1,849,083, or $26.83 per Unit. This sale will result in 2007 taxable income projected to be approximately $340,000, or $4.93 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, U. S. Virgin Islands, was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties are still in need of additional capital expenditures. However, due to consistently high occupancy levels, Carib II and Carib III, operated at above breakeven for the nine month period ending September 30, 2007. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately would allow for the transfer of the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. As a result of this agreement, and the United States Department of Agriculture/Rural Development Services ("RD") approval allowing for the sale of the Property, the Partnership's interest in these two Local Limited Partnerships was transferred in December 2007. As expected, this transaction did not result in any net proceeds to the Partnership. These dispositions will result in 2007 taxable income projected to be approximately $680,000, or $9.87 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

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

As previously reported, Schumaker Place, located in Salisbury, Maryland, continues to operate at above breakeven as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Limited Partnership to the Local General Partner, for a nominal amount any time after the Property's Compliance Period, which expired on December 31, 2007. The Managing General Partner is currently projecting a mid to late 2008 disposition.

As previously reported, the Managing General Partner anticipated a 2007 disposition of the Partnership's interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland. On December 21, 2007, the property was sold, resulting in net sales proceeds to the Partnership of $1,818,305, or $26.38 per Unit. Subject to a final accounting, the Managing General Partner is expecting additional proceeds of a nominal amount, in early 2008. This sale will result in 2007 taxable income projected to be approximately $2,900,000, or $42 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will initially retain the entire amount of net proceeds from the sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, with respect to the Partnership, a Settlement Agreement providing an option, subject to various conditions, to purchase the Partnership's interest in Circle Terrace Associates, L.P., located in Lansdowne, MD for a price of $4,250,000, was not exercised. The Managing General Partner is exploring an alternative exit strategy for this Local Limited Partnership interest.

As previously reported, the Managing General Partner estimated an early 2008 disposition of the Partnership's interest in the Local Limited Partnership that owns and operates Brookwood, located in Ypsilanti, Michigan. On December 31, 2007, the Partnership's interest in this Local Limited Partnership was effectively terminated. The Partnership did not receive any proceeds from this transaction, as the outstanding debt on the Property exceeded the realizable value of the Property. This disposition is expected to result in 2007 taxable income projected to be approximately $800,000, or $11.61 per Unit.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits

              Exhibits


 31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2008                  BOSTON FINANCIAL QUALIFIED HOUSING
                                           TAX CREDITS L.P. V

                                       By: Arch Street VIII, Inc.,
                                           its Managing General Partner


                                         /s/Gary Mentesana
                                            Gary Mentesana
                                            President
                                            Arch Street VIII, Inc.