Form 10KSB
period 2008-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2008-06-30
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       March 31, 2008
                          ------------------------------------------------

                                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------------------------

                         Commission file number 0-19706

             Boston  Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                      Massachusetts                            04-3054464
-----------------------------------------------------------------------------
             (State or other jurisdiction of                (I.R.S. Employer
              incorporation or organization)                Identification No.)

               101 Arch Street, Boston, MA                     02110-1106
------------------------------------------------------ ---------------------
             (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code            (617) 439-3911
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes  No X .

State issuer's revenues for its most recent fiscal year:  $375,385.

State the aggregate sales price of partnership units held by nonaffiliates of the registrant: $60,904,650 as of March 31, 2008.

                                                         Part of Report on Form 10-KSB into which the
Documents incorporated by reference                             Document is Incorporated

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                   Part III, Item 12


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008


                                TABLE OF CONTENTS


                                                                            Page No.

PART I

     Item 1       Business                                                      K-4
     Item 2       Properties                                                    K-7
     Item 3       Legal Proceedings                                             K-9
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                              K-9

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                               K-9
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 K-9
     Item 7       Financial Statements and Supplementary Data                   K-15
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                        K-15
     Item 8A      Controls and Procedures                                       K-15
     Item 8B      Other Information                                             K-16

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                             K-16
     Item 10      Management Remuneration                                       K-17
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                         K-17
     Item 12      Certain Relationships and Related Transactions                K-18
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                           K-19
     Item 14.     Principal Accountant Fees and Services                        K-19

SIGNATURES                                                                      K-20
----------

CERTIFICATIONS                                                                  K-21
--------------

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Strathern Park/Lorne Park (1) (2)                           Los Angeles, CA                         07/05/90
Park Caton (2)                                              Catonsville, MD                         08/17/90
Cedar Lane I (2)                                            London, KY                              09/10/90
Silver Creek II (2)                                         Berea, KY                               08/15/90
Rosecliff (2)                                               Sanford, FL                             09/18/90
Brookwood (2)                                               Ypsilanti, MI                           10/01/90
Oaks of Dunlop (2)                                          Colonial Heights, VA                    01/01/91
Water Oak (2)                                               Orange City, FL                         01/01/91
Yester Oaks (2)                                             Lafayette, GA                           01/01/91
Ocean View (2)                                              Fernandina Beach, FL                    01/01/91
Wheeler House (2)                                           Nashua, NH                              01/01/91
Archer Village (2)                                          Archer, FL                              01/01/91
Timothy House (2)                                           Towson, MD                              03/05/91
Westover Station (2)                                        Newport News, VA                        03/30/91
Carib III (2)                                               St. Croix, VI                           03/21/91
Carib II (2)                                                St. Croix, VI                           03/01/91
Whispering Trace (2)                                        Woodstock, GA                           05/01/91
New Center (2)                                              Detroit, MI                             06/27/91
Huguenot Park                                               New Paltz, NY                           06/26/91
Hillwood Pointe (2)                                         Jacksonville, FL                        07/19/91
Pinewood Pointe (2)                                         Jacksonville, FL                        07/31/91
Westgate (2)                                                Bismark, ND                             07/25/91
Woodlake Hills                                              Pontiac, MI                             08/01/91
Bixel House (2)                                             Los Angeles, CA                         07/31/91
Magnolia Villas (2)                                         North Hollywood, CA                     07/31/91
Schumaker Place                                             Salisbury, MD                           09/20/91
Circle Terrace                                              Lansdowne, MD                           12/06/91

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2008, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners. The Local General Partners of the Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by this reference.

The Properties owned by the Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and local conditions, such as competitive over-building or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Partnership.

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

Item 2.  Properties

The Partnership currently owns limited partnership interests in four Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park where the Partnership's ownership interest is 88.55%.

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


                                                          Capital Contributions
Local Limited Partnership                          Total            Paid            Mtge. Loans                        Occupancy at
Property Name                      Number of    Committed at       Through          Payable at            Type of        March 31,
Property Location                 Apts Units    March 31, 2008   March 31, 2008   December 31, 2007       Subsidy *        2008
 ---------------------------------------------  -----------    --------------     ---------------   ------------------ -----------


Huguenot Park Associates, L.P.
Huguenot Park
New Paltz, NY                        24               982,358          982,358        1,400,000           None              100%

Woodlake Hills Limited
  Partnership
Woodlake Hills
Pontiac, MI                          144             4,154,667        4,154,667        3,312,255          None              89%


Schumaker Place Associates, L.P.
Schumaker Place
Salisbury, MD                         96             2,910,453        2,910,453         2,606,021         None              95%

Circle Terrace Associates Limited
  Partnership
Circle Terrace
Lansdowne, MD                         303            5,811,236        5,811,236         5,223,316         Section 8         99%
                                    ------         --------------  -------------     ---------------
                                      567         $   13,858,714   $ 13,858,714     $  12,541,592
                                   ======         ==============   =============    ===============


      Section8 This subsidy, which is authorized under Section 8 of Title
      II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

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

As of March 31, 2008, there were 2,870 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. During the year ended March 31, 2007 a cash distribution of $5,407,098 was paid. During the year ended March 31, 2008, a cash distribution of $10,850,000 was paid.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project", "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

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

As of March 31, 2008, the Partnership's investment portfolio consisted of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus. As a result of the April 18, 2008 sale of one property, Schumaker Place, located in Salisbury, Maryland, the Partnership's investment portfolio currently consists of limited partner interest in three Local Limited Partnerships.

In September 2007, the Partnership distributed $10,741,500 or $155.83 per unit to Limited Partners. The source of this distribution was primarily from sale proceeds of previously reported dispositions of the Partnership's interest in four Local Limited Partnerships. In December 2006, the Partnership distributed $5,353,027, or $77.66 per Unit to Limited Partners. The source of this distribution is from sale or refinancing proceeds of previously reported dispositions of the Partnership's interest in eleven Local Limited Partnerships and the refinancing of debt on one Property.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Periods of the four remaining Properties in which the Partnership has an interest all expired on or before December 31, 2007. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in two Local Limited Partnerships. Eight of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the twelve months ended March 31, 2008.

The Managing General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,470,287 at March 31, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits and residual receipts at disposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. During the year ended March 31, 2008, the Partnership concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Huguenot Park Associates, L.P. for $104,000 and Schumaker Place Associations, L.P. for $300,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of $2,185,265 compared with $2,679,427 at March 31, 2007. The decrease is primarily attributable to the payment of a cash distribution and net cash used for operations, partially offset by proceeds from the sale of investments in Local Limited Partnerships, cash distributions received from Local Limited Partnerships, and proceeds from maturities of investment securities. Cash used for operations includes $301,544 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2008, approximately $2,185,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $304,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2008, the Partnership has advanced approximately $689,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $10,850,000 and $5,407,098 were made during the years ended March 31, 2008 and 2007, respectively. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions. Based on the results of 2007 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2008 resulted in net income of $8,463,939 as compared to net income of $1,168,682 for the same period in 2007. The increase in net income is primarily attributable to an increase in equity in income in Local Limited Partnerships and an increase in gain on sale of investments in Local Limited Partnerships, partially offset by an increase in impairment on investments in Local Limited Partnerships, an increase in provision for valuation allowance on advances to Local Limited Partnerships, and a decrease in other income. The increase in equity in income is primarily due to capital gains recorded by the Local Limited Partnerships associated with the sale of their investments during the year ended December 31, 2007 that are included in the Partnership's share of equity in income for the year ended March 31, 2008. The increase in gain on sale of investments in Local Limited Partnerships is the result of the sale of eight Local Limited Partnerships during the fiscal year ended March 31, 2008. The increase in impairment on investments in Local Limited Partnerships is the result of the Partnership recording a valuation allowance for its investments in certain Local Limited Partnerships during the year ended March 31, 2008. The increase in provision for valuation allowance on advances to Local Limited Partnerships is due to advances made to Local Limited Partnerships during the year ended
March 31, 2008 compared with reimbursements of advances made to Local Limited Partnerships during the year ended March 31, 2007. Other income decreased primarily due to a decrease in distributions received from Local Limited Partnerships with carrying values of zero.

Low-Income Housing Tax Credits

The 2007 and 2006 Tax Credits per Unit were $0.38. The Tax Credit per Limited Partner stabilized in 1993. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Two Properties in which the Partnership had an interest as of December 31, 2007 have stabilized operations and operated at above breakeven. Two Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, Pinewood Pointe, located in Jacksonville, Florida, was sold on June 15, 2007, resulting in net proceeds to the Partnership of $4,162,299, or $60.39 per Unit. This sale resulted in 2007 taxable income of $4,128,027, or $59.89 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, as noted in the Cash Distributions section above, in September 2007. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in February 2007, the Managing General Partner received notification from the Local General Partner of Westover Station, located in Newport News, Virginia, of its intent to exercise their right of first refusal to purchase the Partnership's interest in the Local Limited Partnership. On June 30, 2007, the Local General Partner exercised their right to purchase the Property. This transaction resulted in net sales proceeds to the Partnership of $329,374, or $4.78 per Unit. This sale resulted in 2007 taxable income of $1,178,311, or $17.09 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, as noted in the Cash Distributions section above, in September 2007. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in December 2006, the Local General Partner of Oaks of Dunlop, located in Colonial Heights, Virginia, agreed to the purchase of the Partnership's interest in this Local Limited Partnership. On August 9, 2007, the Partnership sold its Local Limited Partnership interest for $2,400,000, or $34.82 per Unit. This sale resulted in 2007 taxable income of $2,251,652, or $32.67 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, as noted in the Cash Distributions section above, in September 2007. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated that the Partnership's interest in the Local Limited Partnership that owns Timothy House, located in Towson, Maryland, would be terminated upon the sale of the Property in 2007. The Property was sold on September 1, 2007, effectively terminating the Partnership's interest in the Local Limited Partnership. This sale resulted in net proceeds to the Partnership of $1,849,083, or $26.83 per Unit. This sale resulted in 2007 taxable income of $791,519, or $11.48 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, as noted in the Cash Distributions section above, in September 2007. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated a 2007 disposition of the Partnership's interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland. On December 21, 2007, the property was sold, resulting in net sales proceeds to the Partnership of $1,818,305, or $26.38 per Unit. The Managing General Partner initially expected the Partnership to receive a nominal amount of additional proceeds, but due to the Partnership's obligation to pay Maryland State Income taxes resulting from this transaction, the Partnership will not receive additional proceeds. This sale resulted in 2007 taxable income of $2,893,026, or $41.97 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds from the sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in April 2000, due to poor operations, the site management company for Carib II and Carib III, located in St. Croix, U. S. Virgin Islands, was replaced. However, operations continued to suffer. Despite high occupancy, the Properties experienced operating deficits that were funded from working capital or replacement reserves. In addition, despite several capital improvements, the Properties were still in need of additional capital expenditures. However, due to consistently high occupancy levels, Carib II and Carib III, operated at above breakeven for the nine month period ending September 30, 2007. In 2000, the replacement site management company stated its desire to purchase the Local General Partner and Partnership interests in the Local Limited Partnerships and, effective January 1, 2001, assumed the Local General Partner interest in the Local Limited Partnerships. As part of this transaction, the Managing General Partner negotiated a put agreement that ultimately would allow for the transfer of the Partnership's interest in the Local Limited Partnerships to the new Local General Partner after the expiration of the Properties' Compliance Periods on December 31, 2006. As a result of this agreement, and the United States Department of Agriculture/Rural Development Services ("RD") approval allowing for the sale of the Property, the Partnership's interest in these two Local Limited Partnerships was transferred in December 2007. As expected, this transaction did not result in any net proceeds to the Partnership. These dispositions resulted in 2007 taxable income of $806,275, or $11.70 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, the Managing General Partner estimated an early 2008 disposition of the Partnership's interest in the Local Limited Partnership that owns and operates Brookwood, located in Ypsilanti, Michigan. On December 31, 2007, the Partnership's interest in this Local Limited Partnership was effectively terminated. The Partnership did not receive any proceeds from this transaction, as the outstanding debt on the Property exceeded the realizable value of the Property. This disposition resulted in 2007 taxable income of $806,781, or $11.70 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Schumaker Place, located in Salisbury, Maryland, continues to operate at above breakeven as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership can transfer its interest in the Local Limited Partnership to the Local General Partner, for $75,000, or $1.09 per Unit, any time after the Property's Compliance Period, which expired on December 31, 2007.
 On April 18, 2008, the Managing General Partner exercised the Partnership's option to transfer its interest in Schumaker, for $75,000, or $1.90 per Unit. This disposition is projected to result in 2008 taxable income of approximately $160,000, or $2.32 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of proceeds in Reserves.

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

As previously reported, the Partnership's interest in the Local Limited Partnership that owned Magnolia Villas, located in North Hollywood, California, was disposed of on March 21, 2006, upon the sale of this Property. The Partnership received net proceeds of $938,637, or $13.62 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves. In December 2006, the Managing General Partner distributed a significant portion of the net proceeds to the Limited Partners. This sale resulted in 2006 taxable income of $1,486,496, or $21.57 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner assigned its interest in the Local Limited Partnership that owns and operates Strathern Park, located in Los Angeles, California, to the Local General Partner, in September 2006, in exchange for net sales proceeds of $1,600,000 or $23.21 per Unit. This disposition resulted in 2006 taxable income of $9,108,717, or $132.50 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, as noted in the Portfolio Updates section above, in September 2007. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, New Center, located in Detroit, Michigan had experienced operating difficulties for several years. The Property suffered from poor location and security issues. An increase in maintenance and repair expenses, caused by vandalism, negatively affected the Property's occupancy levels and tenant profile. Occupancy was 24% at December 31, 2006. Efforts to increase curb appeal and increase qualified tenant traffic had only slightly improved occupancy. Advances from the former Local General Partner and the Partnership enabled the Property to remain current on its mortgage obligations. Due to the Property's continuing struggles, the Managing General Partner was concerned about its long-term viability and believed it was in the best interest of the Property to replace the Local General Partner. Accordingly, the Managing General Partner worked with the Local General Partner to identify an acceptable replacement. A replacement was identified and admitted to the Local Limited Partnership during the first quarter of 2005. As of December 31, 2006, the replacement Local General Partner had contributed in excess of $448,000 toward capital improvements and had an obligation to fund an unlimited amount of future capital improvement needs. Effective February 2005, a put option agreement was in place on the Local Limited Partnership that would allow for the transfer of the Partnership's interest to the replacement Local General Partner for a nominal amount any time after the Property's Compliance Period ends on December 31, 2006. Effective February 1, 2007, the Managing General Partner disposed of the Partnership's interest in New Center. This disposition resulted in 2007 taxable income of $1,138,524, or $16.52 per Unit. The Partnership did not receive any proceeds from this transaction. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported regarding Westgate, located in Bismarck, North Dakota, in order to protect the remaining Tax Credits generated by the Property, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner also had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the date on which the Managing General Partner had the right to transfer the remaining interest did not occur until December 1, 2001. The agreement allowed the Partnership to retain its full share of the Property's Tax Credits until such time as the remaining interest was put to the replacement Local General Partner. The Property generated its last Tax Credits during 2001. The replacement Local General Partner also had the right to call the remaining interest after the Property's Compliance Period expired on December 31, 2006. Effective February 5, 2007, the Managing General Partner disposed of the Partnership's interest in Westgate. This disposition resulted in a 2007 taxable loss of $284,758, or $4.13 per Unit. The Partnership did not receive any proceeds from this transaction. The Partnership no longer has an interest in this Local Limited Partnership.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2008 and 2007.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Partnership's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of March 31, 2008, the Partnership's internal control over financial reporting was effective.

Item 8B.  Other Information

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

     Name                                           Position

Greg Judge                                       Executive Vice President
Michael H. Gladstone                             Principal, Member

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

Greg Judge, age 43, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 51, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2008, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                               Amount
 Title of                Name and Address of                Beneficially
 Class                   Beneficial Owner                       Owned             Percent of Class

 Limited             Oldham Institutional Tax Credits LLC      8,024 Units             11.64%
 Partner             101 Arch Street
                     Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2008. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, and herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expenses reimbursements made in the two years ended March 31, 2008 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. These costs are fully amortized as of March 31, 2008. Total organizational and offering expenses, exclusive of selling commissions, did not exceed 5.5% of Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees, expenses or selling expenses were paid during the two years ended March 31, 2008.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. As of March 31, 2008, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2008 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2008.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2008 are as follows:

                                                                                      2008                     2007
                                                                             -   -------------             ----------

Asset management fees                                                             $  304,634                 $ 296,027

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2008 are as follows:

                                                                                      2008                      2007
                                                                                 --------------              ----------

Salaries and benefits expense reimbursements                                      $ 100,243                   $ 122,433

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. The Partnership paid $108,500 and $54,071 to the General Partners. In the years ended March 31, 2008 and March 31, 2007, respectively.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2008 is presented in Note 5 to the Financial Statements.

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

Item 14. Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2008 as follows:

                                                                                       2008               2007
                                                                                   -------------       ---------

Audit fees                                                                         $ 73,276             $ 79,690
Tax fees                                                                           $  2,400             $  2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2008.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

     By:   Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/ Greg Judge                                 Date: June 30, 2008
           ----------------------------------                 -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Greg Judge                                   Date: June 30, 2008
           ---------------------------------                     ------------
           Greg Judge
           President
           Arch Street VIII, Inc.



     By:   /s/Michael H. Gladstone                         Date: June 30, 2008
           -----------------------------                         ------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                          Annual Report on Form 10-KSB
                        For The Year Ended March 31, 2008
                                      Index



                                                                              Page No.

Report of Independent Registered Public Accounting Firm
    for the year ended March 31, 2008                                           F-2

Report of Independent Registered Public Accounting Firm
    for the year ended March 31, 2007                                           F-3

Financial Statements

    Balance Sheet - March 31, 2008                                              F-4

    Statements of Operations - For the years ended
       March 31, 2008 and 2007                                                  F-5

    Statements of Changes in Partners' Equity
       For the years ended March 31, 2008 and 2007                              F-6

    Statements of Cash Flows - For the years ended
       March 31, 2008 and 2007                                                  F-7

    Notes to the Financial Statements                                           F-8

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V

We have audited the accompanying balance sheet of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2008 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of one operating limited partnership as of and for the year ended March 31, 2008 in which the Partnership owns a limited partnership interest. The investment in such partnership is stated at $74,761 at March 31, 2008 and the Partnership's equity in loss in this operating limited partnership is stated at $36,618 for the year then ended. The financial statements of this operating limited partnership was audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to information relating to this operating limited partnership, is based solely on the report of the other auditor.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Vienna, Virginia
June 30, 2008

        Report of Independent Registered Public Accounting Firm


To the Partners of Boston Financial Qualified Housing Tax Credits Limited Partnership V


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership V ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP


Boston, Massachusetts
June 22, 2007

                      BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants
                              406 Lippincott Drive
                                     Suite J
                            Marlton, New Jersey 08053
                       (856) 346-2828 Fax (856) 396-0022


                           Independent Auditors Report

To the Partners
Schumaker Place Associates, L.P. Wilmington, DE

We have audited the accompanying balance sheets of Schumaker Place Associates, L.P. as of December 31, 2007 and 2006 and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits- to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schumaker Place Associates, L.P., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Schumaker Place Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
Certified Public Accountants Marlton, New Jersey

February 6, 2008

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                                  BALANCE SHEET
                                 March 31, 2008




         Assets

Cash and cash equivalents                                                                         $     2,185,265
Restricted cash (Note 5)                                                                                   19,435
Investments in Local Limited Partnerships (Note 3)                                                      3,470,288
                                                                                                  ---------------
   Total Assets                                                                                   $     5,674,988
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                                 171,504
Accrued expenses                                                                                           49,909
Deferred revenue (Note 5)                                                                                  19,435
                                                                                                  ---------------
   Total Liabilities                                                                                      240,848


General, Initial and Investor Limited Partners' Equity                                                  5,434,140
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     5,674,988
                                                                                                  ===============



    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2008 and 2007



                                                                                 2008                       2007
                                                                           ----------------            -------------
        Revenue:
   Investment                                                              $        178,491        $        253,029
   Other                                                                            196,894                 274,423
                                                                           ----------------        ----------------
     Total Revenue                                                                  375,385                 527,452
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                        304,634                 296,027
   Provision for (recovery of) valuation allowance on advances in
     Local Limited Partnerships (Note 3)                                            200,000                (106,457)
   Impairment on investments in Local
     Limited Partnerships (Note 3)                                                  404,000                       -
   General and administrative (includes reimbursements
     to an affiliate in the amount of $100,243 and
     $122,433 in 2008 and 2007, respectively) (Note 4)                              267,699                 290,868
   Amortization                                                                       7,496                   8,323
                                                                                   --------                -------
     Total Expense                                                                1,183,829                 488,761
                                                                           ----------------        ----------------

Income (Loss) before equity in income (losses) of Local Limited
Partnerships and gain on sale of investments in Local Limited Partnerships        (808,444)                  38,691

Equity in income (losses) of Local Limited Partnerships (Note 3)                  6,430,232                (714,072)

Gain on sale of investments in Local Limited Partnerships (Note 3)                2,842,151               1,844,063
                                                                           ----------------        ----------------

Net Income                                                                 $      8,463,939        $      1,168,682
                                                                           ================        ================

Net Income allocated:
   General Partners                                                        $         84,639        $         11,687
   Limited Partners                                                               8,379,300               1,156,995
                                                                           ----------------        ----------------
                                                                           $      8,463,939        $      1,168,682
                                                                           ================        ================
Net Income per Limited Partner Unit
   (68,929 Units)                                                          $         121.56        $          16.79
                                                                           ================        ================



     The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2008 and 2007




                                                                                                         Net
                                                                   Initial          Investor          Unrealized
                                               General             Limited           Limited            Gains
                                               Partners            Partner           Partners          (Losses)            Total

Balance at March 31, 2006                    $ 120,493              $ 5,000          $ 11,933,124       $ (9,338)      $ 12,049,279
                                             -------------     --------------     -------------        -----------    -------------

Cash distribution                               (54,071)                  -           (5,353,027)              -        (5,407,098)
                                            -------------       --------------      -------------     ------------    -------------

Comprehensive Income:
   Change in net unrealized
         losses on investment securities
     available for sale                                 -                 -                   -              9,214            9,214
  Net Income                                        11,687                -            1,156,995                -         1,168,682
                                               -------------     --------------    --------------    -------------    --------------
Comprehensive Income                                11,687                -            1,156,995             9,214        1,177,896
                                               -------------     --------------     --------------    ------------    --------------

Balance at March 31, 2007                           78,109             5,000            7,737,092             (124)       7,820,077
                                               -------------     --------------     --------------    -------------    -------------

Cash distribution                                 (108,500)                -          (10,741,500)               -      (10,850,000)
                                               -------------     --------------    --------------      ------------    -------------

Comprehensive Income:
   Change in net unrealized
         losses on investment securities
     available for sale                                   -                -                   -                124             124
  Net Income                                         84,639                -           8,379,300                  -       8,463,939
                                               -------------     --------------     --------------     -------------   -------------
Comprehensive Income                                 84,639                -           8,379,300                124       8,464,063
                                               -------------     --------------     --------------     -------------  --------------

Balance at March 31, 2008                      $     54,248     $      5,000     $     5,374,892     $           -     $  5,434,140
                                               =============     ==============     ==============    =============  ==============


    The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2008 and 2007




                                                                                 2008                     2007
                                                                           ----------------            ----------
Cash flows from operating activities:
   Net Income                                                              $      8,463,939        $      1,168,682
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Equity in losses (income) of Local Limited Partnerships                     (6,430,232)                714,072
     Gain on sale of investments in Local Limited Partnerships                   (2,842,151)             (1,844,063)
     Provision for (recovery of) valuation allowance on advances to
       Local Limited Partnerships                                                   200,000                (106,457)
     Impairment on investments in Local
       Limited Partnerships                                                         404,000                       -
     Amortization                                                                     7,496                   8,323
     Accretion                                                                         (111)                 (7,186)
     Cash distributions included in net income                                      (86,828)               (210,060)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                   3,166                   7,791
       Due to affiliate                                                              96,118                  (6,035)
       Accrued expenses                                                              (5,448)                 (3,398)
       Deferred revenue                                                                 514                 (20,469)
                                                                           ----------------          ----------------
Net cash used for operating activities                                             (189,537)               (298,800)
                                                                           ----------------          ----------------

Cash flows from investing activities:
   Release of (deposit to) restricted cash                                             (514)                 20,469
   Proceeds from maturities of investment securities                                250,000               1,203,007
   Advances to Local Limited Partnerships                                          (200,000)                (30,729)
   Reimbursement of advances to Local Limited
     Partnerships                                                                         -                 137,186
   Cash distributions received from Local Limited
     Partnerships                                                                    86,828                 419,567
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                        10,409,061               2,918,026
   Deposit on sale                                                                        -                 150,000
                                                                           ----------------         ----------------
Net cash provided by investing activities                                        10,545,375               4,817,526
                                                                           ----------------        - ---------------

Cash flows from financing activities:
   Cash distribution                                                            (10,850,000)             (5,407,098)
                                                                           ----------------        - ---------------
Net cash used for financing activities                                          (10,850,000)             (5,407,098)
                                                                           ----------------         ----------------

Net decrease in cash and cash equivalents                                          (494,162)               (888,372)

Cash and cash equivalents, beginning                                              2,679,427               3,567,799
                                                                           ----------------         ----------------

Cash and cash equivalents, ending                                          $      2,185,265        $      2,679,427
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

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership Interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2008, the Managing General Partner has designated approximately $2,185,000 as such Reserves.

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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,470,288 at March 31, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2007 and 2006 and for the years then ended.

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

In June 2006, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Effect of New Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership will adopt SFAS No. 157 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership will adopt SFAS No. 159 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, operations or cash flow.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Investments in Local Limited Partnerships

The Partnership currently owns limited partnership interests in four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park where the Partnership's ownership interest is 88.55%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March
31, 2008:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    14,058,713

Cumulative equity in losses of Local Limited Partnerships                                                (9,985,736)

Cumulative cash distributions received from Local Limited Partnerships                                     (172,525)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              3,900,452

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            308,970

   Cumulative amortization of acquisition fees and expenses                                                (135,134)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      4,074,288

Valuation allowance on investments in Local Limited Partnerships                                           (604,000)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,470,288
                                                                                                    ===============

For the year ended March 31, 2008, the Partnership advanced $200,000 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2007 and 2006 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2007                2006
                                                                             ----------------    ---------------
Assets:
   Investment property, net                                                  $     17,481,195    $     45,718,663
   Other assets                                                                     2,189,272           6,201,206
                                                                             ----------------    ----------------
     Total Assets                                                            $     19,670,467    $     51,919,869
                                                                             ================    ================

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     12,541,592    $     39,474,089
   Other liabilities                                                                2,903,752           7,691,899
                                                                             ----------------    ----------------
     Total Liabilities                                                             15,445,344          47,165,988
                                                                             ----------------    ----------------

Partnership's equity                                                                3,375,645             968,530
Other partners' equity                                                                849,478           3,785,351
                                                                             ----------------    ----------------
   Total Partners' Equity                                                           4,225,123           4,753,881
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $     19,670,467    $     51,919,869
                                                                             ================    ================

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2007                  2006
                                                                             ----------------      --------------

Rental and other income                                                      $     17,040,855    $     13,667,249
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        6,892,857           9,026,351
   Interest                                                                         1,869,703           3,861,522
   Depreciation and amortization                                                    1,961,145           3,456,609
                                                                             ----------------    ----------------
     Total Expenses                                                                10,723,705          16,344,482
                                                                             ----------------    ----------------

Net Income (Loss)                                                            $      6,317,150    $     (2,677,233)
                                                                             ================    ================

Partnership's share of Net Income (Loss)                                     $      6,782,201    $     (2,355,784)
                                                                             ================    ================
Other partners' share of Net Income (Loss)                                   $       (465,051)   $       (321,449)
                                                                             ================    ================

The financial information of two Local Limited Partnerships is not included in the above summarized combined financial information due to the investments being sold by the Partnership during the year ended December 31, 2007.

For the years ended March 31, 2008 and 2007, the Partnership has not recognized $297,881 and $1,649,478, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $649,850 were included in losses recognized in the year ended March 31, 2008.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

The Partnership's equity as reflected by the Local Limited Partnerships of $3,375,645 differs from the Partnership's investments in Local Limited Partnerships before adjustments of $3,900,452 primarily due to: (i) cumulative unrecognized losses as discussed above; (ii) advances to Local Limited Partnerships that the Partnership included in investments in Local Limited Partnerships; and (iii) differences in the accounting treatment of miscellaneous items.

The Partnership's interest in eight of its investments in Local Limited Partnerships were sold during the year ended March 31, 2008, resulting in sale proceeds of $10,409,061 and gains totaling $2,842,151.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2008 and 2007 were $304,634 and $296,027, respectively. During the years ended March 31, 2008 and 2007, $301,544 and $302,062, respectively, were paid out of available cash flow for Asset Management Fees. Included in due to affiliate at March 31, 2008 is $78,476 of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2008 and 2007 are $100,243 and $122,433, respectively, that the Partnership incurred for these expenses. During the years ended March 31, 2008 and 2007, $66,858 and $122,433, respectively, were paid for these expenses. As of March 31, 2008, $33,385 of these reimbursements remains unpaid.

An affiliate of the General Partner is reimbursed for the actual cost of the Partnership's operating expenses. As of March 31, 2008, $59,643 is reimbursable to the affiliate.

5.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned thereon, is available to pay the Partnership its annual priority distribution. As of March 31, 2008, $253,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Supplemental Reserve.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2008 and 2007 to the net income reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2007 and 2006:

                                                                                2007                   2006
                                                                           --------------        -------------

Net Income per financial statements                                        $    8,463,939      $    1,168,682

Equity in income of Local Limited Partnerships for tax purposes
   in excess of equity in losses for financial reporting purposes               1,903,431             868,035

Recognition of previously unrecognized equity in losses of Local
   Limited Partnerships for financial reporting purposes, net
   of current year unrecognized losses                                            351,969                   -

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                     -          (1,641,712)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                               (55,666)             21,226

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                             (10,816)           (168,583)

Provision for valuation allowance on advances to Local Limited
   Partnerships not deductible for tax purposes                                   200,000                   -

Recovery of prior years' provision for valuation allowance on advances to Local Limited Partnerships not reportable for tax
   purposes                                                                             -            (106,457)

Impairment on investments in Local Limited
   Partnerships not deductible for tax purposes                                   404,000                   -

Gain on sale of investments in Local Limited Partnerships for tax
   purposes in excess of gain on sale for financial reporting purposes            619,221          12,719,370

Cash distributions included in net income for financial
   reporting purposes                                                             (86,828)           (210,060)
                                                                            --------------      --------------

Net Income per tax return                                                  $   11,789,250      $   12,650,501
                                                                            ==============      ==============

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                    NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2008 and December 31, 2007, respectively, are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    3,470,288     $    1,696,187      $    1,774,101
                                                            ==============     ==============      ==============
Other assets                                                $    2,204,700     $   12,307,404      $  (10,102,704)
                                                            ==============     ==============      ==============
Liabilities                                                 $      240,848     $      416,288      $     (175,440)
                                                            ==============     ==============      ==============

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $1,308,011 greater than for financial reporting purposes, including approximately $142,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $48,000; (iii) the Partnership has provided a valuation allowance of approximately $604,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of March 31, 2008 or 2007, or net losses for the years ended either March 31, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2007 and 2006:

Circle Terrace Associates Limited Partnership                                            2007                 2006
---------------------------------------------                                     --------------       --------------
Total Assets                                                                      $    9,391,317     $     10,195,847
Total Liabilities                                                                 $    6,361,597     $      6,891,739
Revenue                                                                           $    2,721,926     $      2,806,786
Net Loss                                                                          $     (274,388)    $       (157,684)

Maiden Choice Limited Partnership
Total Assets                                                                                 N/A     $      3,887,199
Total Liabilities                                                                            N/A     $      4,693,023
Revenue                                                                           $    3,606,708     $        784,941
Net Income (Loss)                                                                 $    2,859,383     $        (59,458)

Kensington Place Townhomes
Total Assets                                                                                 N/A     $      4,410,024
Total Liabilities                                                                            N/A     $      3,704,671
Revenue                                                                           $    5,522,358     $      1,199,454
Net Income (Loss)                                                                 $    4,868,518     $       (137,160)

8.   Subsequent Event

On April 18, 2008 The Partnership Sold Its Interest In Schumaker Place Resulting In Net Proceeds To The Partnership Of $75,000.