Form 10-Q
period 2008-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2008-08-14
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2008
                            -----------------------------


                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from ______________to___________________


                         Commission file number 0-19706

    Boston Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

           Delaware                                  04-3054464
_________________________________        _________________________________
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


 101 Arch Street, Boston, Massachusetts               02110-1106
 _______________________________________            __________________
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
                                                     _________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes _X_ No____ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                      Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if    Smaller reportingcompany _X__
                  a smaller reporting company)
X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes _X__ No___ .

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2008                                        1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2008 and 2007                                          2

          Statement of Changes in Partners' Equity
              (Unaudited) - For the Three Months Ended June 30,
              2008                                                                         3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2008 and 2007                                          4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      13

Item 4.   Controls and Procedures                                                         13

PART II - OTHER INFORMATION

Items 1-6                                                                                 14

SIGNATURE                                                                                 15

CERTIFICATIONS                                                                            16


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                                  BALANCE SHEET
                                  June 30, 2008
                                   (Unaudited)



         Assets

Cash and cash equivalents                                                                         $     2,302,873
Restricted cash                                                                                            19,435
Investments in Local Limited Partnerships (Note 1)                                                      3,323,401
Due from affiliate                                                                                        140,000
                                                                                                  ---------------
   Total Assets                                                                                   $     5,785,709
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       199,080
Accrued expenses                                                                                           63,376
Deferred revenue                                                                                           19,435
                                                                                                  ---------------
   Total Liabilities                                                                                      281,891
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  5,503,818
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     5,785,709
                                                                                                  ===============




   The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)





                                                                                  2008                   2007
                                                                           ----------------         -------------

Revenue:
   Investment                                                              $          9,278        $          7,164
   Recovery of valuation allowance on advances to Local Limited
      Partnerships
                                                                                    160,000                       -
   Other                                                                            153,491                 159,487
                                                                           ----------------        ----------------
     Total Revenue                                                                  322,769                 166,651
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  78,476                  75,386
   Provision for valuation allowance on advances to Local Limited
     Partnerships                                                                         -                 200,000
   General and administrative (includes reimbursements to
     an affiliate in the amount of  $11,327 and  $35,716
     in 2008 and 2007, respectively)                                                 36,728                  70,394
   Amortization                                                                       1,389                   2,081
                                                                           ----------------        ----------------
     Total Expense                                                                  116,593                 347,861
                                                                           ----------------        ----------------

Income (loss) before equity in losses of Local Limited Partnerships and gain
   (loss) on sale of investments in Local Limited Partnerships
                                                                                    206,176                (181,210)

Equity in losses of Local Limited Partnerships (Note 1)                             (81,642)                (54,552)

Gain (Loss) on sale of investments in Local Limited Partnerships                    (54,856)              4,491,673
                                                                           ----------------        ----------------

Net Income                                                                 $         69,678        $      4,255,911
                                                                           ================        ================

Net Income allocated:
   General Partners                                                        $            697        $         42,559
   Limited Partners                                                                  68,981               4,213,352
                                                                           ----------------        ----------------
                                                                           $         69,678        $      4,255,911
                                                                           ================        ================
Net Income per Limited Partner Unit
   (68,929 Units)                                                          $           1.00        $          61.13
                                                                           ================        ================



    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                       STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2008
                                   (Unaudited)








                                                               Initial            Investor
                                              General          Limited            Limited
                                              Partners          Partner            Partners               Total

Balance at March 31, 2008                  $      54,248   $        5,000      $    5,374,892       $   5,434,140

Net Income                                           697                -              68,981              69,678
                                           -------------   --------------      --------------       -------------

Balance at June 30, 2008                   $      54,945   $        5,000      $    5,443,873       $   5,503,818
                                           =============   ==============      ==============       =============



    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)






                                                                                 2008                    2007
                                                                             -------------         -------------

Net cash provided by (used for) operating activities                         $      88,608        $      (3,521)

Net cash provided by investing activities                                           29,000            4,124,244
                                                                             -------------        -------------

Net increase in cash and cash equivalents                                          117,608            4,120,723

Cash and cash equivalents, beginning                                             2,185,265            2,679,427
                                                                             -------------        -------------

Cash and cash equivalents, ending                                            $   2,302,873        $   6,800,150
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



                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2008. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2008 and 2007.

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

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Huguenot Park, where the Partnership's ownership interest is 88.55%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June
30, 2008:

Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                       $     6,793,594

Cumulative equity in losses of Local Limited Partnerships                                                (3,327,566)

Cumulative cash distributions received from Local Limited Partnerships                                     (145,019)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              3,321,009

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            194,514

   Cumulative amortization of acquisition fees and expenses                                                 (88,122)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      3,427,401

Valuation allowance on investments in Local Limited Partnerships                                           (104,000)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,323,401
                                                                                                    ===============


                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the three months ended June 30, 2008, the Partnership was reimbursed $160,000 from one of the Local Limited Partnerships for advances made in prior years. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2008 is $226,083. For the three months ended June 30, 2008, the Partnership has not recognized $144,441 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

 2.  New Accounting Principle

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Partnership's financial position, operations or cash flow. This standard requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

     Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date.

     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

     Level 3 - Unobservable inputs reflect the Partnership's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Partnership develops these inputs based on the best information available, including the Partnership's own data.

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $2,302,873.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3    Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of June 30, 2008 or 2007 or net losses for the three months ended either June 30, 2008 or 2007. The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2008 and 2007:

Circle Terrace Associates Limited Partnership                                          2008                 2007
                                                                                   --------------       --------------
Revenue                                                                           $      680,500     $      701,697
Net Loss                                                                          $      (68,500)    $      (39,421)

Woodlake Hills Limited Partnership
Revenue                                                                           $      206,800     $      255,256
Net Loss                                                                          $     (145,900)    $      (74,947)



               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate, "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,323,401 at June 30, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of $2,302,873 compared with $2,185,265 at March 31, 2008. The increase is primarily attributable to the reimbursement of advances and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2008, approximately $2,303,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $304,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2008, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2008.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2008 resulted in net income of $69,678 as compared to net income of $4,255,911 for the same period in 2007. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and an increase in equity in losses of Local Limited Partnerships. These effects were partially offset by a decrease in provision for valuation allowance on advances to Local Limited Partnerships and a decrease in general and administrative costs. The decrease in gain on sale of investments in Local Limited Partnerships is the result of the sale of investments in two Local Limited Partnerships that netted large sale proceeds during the three months ended June 30, 2007, as compared with proceeds received from the sale of Local Limited Partnerships in the current period. Equity in losses of Local Limited Partnerships increased due to a decrease in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of a reimbursement of advances made from one Local Limited Partnership during the three months ended June 30, 2008. General and administrative costs decreased primarily due to a reduction in legal and salary expenses, partially offset by an increase in accounting expense.

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

As of June 30, 2008, the Partnership's investment portfolio consisted of limited partnership interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated through 2008. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Periods of the two remaining Properties in which the Partnership has an interest expired on or before December 31, 2007. The Partnership disposed of two Local Limited Partnership interests during the three month ending June 30, 2008.

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

Property Discussions

Two Properties in which the Partnership had an interest as of March 31, 2008 have stabilized operations and operated at above breakeven. Two Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner anticipated that the Partnership's interest in the Local Limited Partnership that owned Timothy House, located in Towson, Maryland, would be terminated upon the sale of the Property in 2007. The Property was sold on September 1, 2007, effectively terminating the Partnership's interest in the Local Limited Partnership. This sale resulted in net proceeds to the Partnership of $1,849,083, or $26.83 per Unit. This sale resulted in 2007 taxable income of $791,519, or $11.48 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, as noted in the Cash Distributions section above, in September 2007. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner estimated an early 2008 disposition of the Partnership's interest in the Local Limited Partnership that owned and operated Brookwood, located in Ypsilanti, Michigan. On December 31, 2007, the Partnership's interest in this Local Limited Partnership was effectively terminated. The Partnership did not receive any proceeds from this transaction, as the outstanding debt on the Property exceeded the realizable value of the Property. This disposition resulted in 2007 taxable income of $806,781, or $11.70 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Schumaker Place, located in Salisbury, Maryland, continued to operate at above breakeven as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership could transfer its interest in the Local Limited Partnership to the Local General Partner, for $75,000, or $1.09 per Unit, any time after the Property's Compliance Period, which expired on December 31, 2007. On April 18, 2008, the Managing General Partner exercised the Partnership's option to transfer its interest in Schumaker, for $75,000, or $1.90 per Unit. This disposition is projected to result in 2008 taxable income of approximately $160,000, or $2.32 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

In June 2008, Woodlake Hills, located in Pontiac, Michigan, was sold, effectively disposing of the Partnership's interest in the Local Limited Partnership that owned Woodlake Hills. The Partnership did not receive any net sales proceeds from this transaction as outstanding debt on the Property exceeded the sales price. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, with respect to the Partnership, a Settlement Agreement providing an option, subject to various conditions, to purchase the Partnership's interest in Circle Terrace Associates, L.P., located in Lansdowne, MD for a price of $4,250,000, was not exercised. The Managing General Partner is exploring an alternative exit strategy for this Local Limited Partnership interest.

The Managing General Partner and Local General Partner of Huguenot Park, located in New Paltz, New York, have begun to explore an exit strategy that may result in the 2008 disposal of the Fund's interest in the Local Limited Partnership. Net sales proceeds, if any, are unknown at this time.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits


31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2008                     BOSTON FINANCIAL QUALIFIED HOUSING
                                           TAX CREDITS L.P. V

                                           By:   Arch Street VIII, Inc.,
                                                its Managing General Partner


                                                /s/Greg Judge
                                                   Greg Judge
                                                   President
                                                   Arch Street VIII, Inc.