Form 10-Q
period 2008-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2008-11-14
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from_____________  to______________


                    Commission file number 0-19706

   Boston  Financial Qualified Housing Tax Credits L.P. V
--------------------------------------------------------------------

         (Exact name of registrant as specified in its charter)

        Delaware                                            04-3054464
-----------------------------                       -------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                      Identification No.)


   101 Arch Street, Boston, Massachusetts                   02110-1106
-----------------------------------------------    ----------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                   ------------------- --

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .
                                      ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ___                    Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if
a smaller reporting company)                    Smaller reporting company   X
                                                                        -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  No X .
                                       ____

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2008                                   1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2008 and 2007                                     2

          Statement of Changes in Partners' Equity (Unaudited) -
              For the Six Months Ended September 30, 2008                                  3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2008 and 2007                                     4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      14

Item 4.   Controls and Procedures                                                         14

PART II - OTHER INFORMATION

Items 1-6                                                                                 15

SIGNATURE                                                                                 16

CERTIFICATIONS                                                                            17


                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                           (A Limited Partnership)


                               BALANCE SHEET
                            September 30, 2008
                                (Unaudited)



Assets

Cash and cash equivalents                                                                         $     2,378,344
Restricted cash                                                                                            19,496
Investment in Local Limited Partnerships (Note 1)                                                       3,436,983
Accounts receivable                                                                                        68,000
                                                                                                  ---------------
   Total Assets                                                                                   $     5,902,823
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       266,248
Accrued expenses                                                                                           34,536
Deferred revenue                                                                                           19,496
                                                                                                  ---------------
   Total Liabilities                                                                                      320,280
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  5,582,543
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     5,902,823
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.


        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                 (A Limited Partnership)

                  STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended September 30, 2008 and 2007
                         (Unaudited)




                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2008                   2007                2008                  2007
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         10,721      $        151,828     $         19,999      $     158,992
   Recovery of provision for valuation
     allowance on advances to Local
     Limited Partnerships                                         -               200,000              160,000                  -
   Other                                                          -                30,000              153,491             189,487
                                                   ----------------      ----------------     ----------------       ---------------
       Total Revenue                                         10,721               381,828              333,490              348,479
                                                   ----------------      ----------------     ----------------       ---------------

Expenses:
   Asset management fees, affiliate                          78,476                75,386              156,952               150,772
   General and administrative (includes reimbursement
   to affiliate in the amounts of $18,401 and $66,858
   for the six months ended September 30, 2008 and
   2007, respectively)                                       35,102                88,881               71,830               159,275
   Amortization                                               1,351                   236                2,740                 2,317
                                                   ----------------      ----------------     ----------------       ---------------
       Total Expenses                                       114,929               164,503              231,522               312,364
                                                   ----------------      ----------------     ----------------       ---------------

Income (Loss) before equity in income
(losses) of Local Limited Partnerships
and gain (loss) on sale of investments
in Local Limited Partnerships                              (104,208)              217,325              101,968               36,115

Equity in income (losses) of Local Limited
   Partnership (Note 1)                                     171,745              (322,479)              90,103             (377,031)

Gain (loss) on sale of investments in Local
   Limited Partnerships                                      11,188             3,023,069              (43,668)            7,514,742
                                                   ----------------      ----------------     ----------------       ---------------

Net Income                                         $         78,725      $      2,917,915     $        148,403      $      7,173,826
                                                   ================      ================     ================      ================

Net Income allocated:
   General Partners                                $            787      $         29,179     $          1,484      $         71,738
   Limited Partners                                          77,938             2,888,736              146,919             7,102,088
                                                   ----------------      ----------------     ----------------       ---------------
                                                   $         78,725      $      2,917,915     $        148,403      $      7,173,826
                                                   ================      ================     ================      ================

Net Income Per Limited Partner
   Unit (68,929 Units)                             $           1.13      $          41.91     $           2.13      $         103.04
                                                   ================      ================     ================      ================

   The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
             For the Six Months Ended September 30, 2008
                            (Unaudited)








                                                               Initial            Investor
                                              General          Limited             Limited
                                             Partners          Partner            Partners               Total

Balance at March 31, 2008                  $      54,248    $       5,000       $   5,374,892        $  5,434,140

Net Income                                         1,484                -             146,919             148,403
                                           -------------    -------------       -------------        ------------

Balance at September 30, 2008              $      55,732    $       5,000       $   5,521,811        $  5,582,543
                                           =============    =============       =============        ============


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                          (A Limited Partnership

                          STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2008 and 2007
                             (Unaudited)






                                                                                   2008                    2007
                                                                                -------------          --------------

Net cash provided by operating activities                                         $ 24,140                $ 620,612


Net cash provided by investing activities                                          168,939                8,488,187


Net cash used for financing activities                                                  -                (10,850,000)
                                                                                -------------           --------------

Net increase (decrease) in cash and cash equivalents                               193,079                (1,741,201)


Cash and cash equivalents, beginning                                              2,185,265                  2,679,427
                                                                                -------------            ----------------


Cash and cash equivalents, ending                                                $ 2,378,344                $ 938,226
                                                                                ==============           ================


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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2008 and 2007.

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

1.   Investments in Local Limited Partnerships

The Partnership has a limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes, and is government-assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that the Local Limited Partnership is sold to third parties or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

The following is a summary of the investment in Local Limited Partnership at September 30, 2008:

Capital contributions paid to Local Limited Partnership and purchase price
   paid to withdrawing partners of Local Limited Partnership                                        $     5,811,236

Cumulative equity in losses of Local Limited Partnership                                                 (2,451,487)

Cumulative cash distributions received from Local Limited Partnership                                       (19,610)
                                                                                                    ---------------

Investment in Local Limited Partnership before adjustments                                                3,340,139

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            178,600

   Cumulative amortization of acquisition fees and expenses                                                 (81,756)
                                                                                                    ---------------

Investment in Local Limited Partnership                                                             $     3,436,983
                                                                                                    ===============


                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)
                           (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 2008, the Partnership was reimbursed $160,000 from one of the Local Limited Partnerships for advances made in prior years.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2008 is $54,338. For the six months ended September 30, 2008, the Partnership has not recognized $144,441 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
     o
     Level 3 - Unobservable inputs reflect the Partnership's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Partnership develops these inputs based on the best information available, including the Partnership's own data.

Financial assets accounted for at fair value on a recurring basis at September 30, 2008 include cash equivalents of $2,378,344.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                          (A Limited Partnership

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3    Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of September 30, 2008 or 2007 or net losses for the three months ended either September 30, 2008 or 2007. The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2008 and 2007:

Circle Terrace Associates Limited Partnership                                          2008                 2007
---------------------------------------------                                     --------------       -------------
Revenue                                                                           $      711,463     $      800,004
Net Income (Loss)                                                                 $      180,706     $     (142,979)


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,436,983 at September 30, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                          (A Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of $2,378,344 compared with $2,185,265 at March 31, 2008. The increase is primarily attributable to the reimbursement of advances made to one Local Limited Partnership and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2008, approximately $2,378,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $304,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2008, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $581,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2008.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2008 resulted in net income of $78,725 as compared to net income of $2,917,915 for the same period in 2007. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships. These effects were partially offset by a decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships and a decrease in general and administrative costs. The decrease in gain on sale of investments in Local Limited Partnerships is the result of the sale of investments in two Local Limited Partnerships that netted large sale proceeds during the three months ended September 30, 2007, as compared with proceeds received from the sale of Local Limited Partnerships in the current period. Equity in losses of Local Limited Partnerships decreased due to an increase in net income from one Local Limited Partnership. The decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships is the result of a recovery of advances made from one Local Limited Partnership during the three months ended September 30, 2007. General and administrative costs decreased primarily due to a reduction in legal, salary and accounting expense.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                        (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2008 resulted in net income of $148,403 as compared to net income of $7,173,826 for the same period in 2007. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in investment income. These effects were partially offset by a decrease in equity in losses of Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships and a decrease in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is the result of the sale of eight investments in Local Limited Partnerships two of which generated large sale proceeds during the period ended 2007 as compared with proceeds received from the sale of two Local Limited Partnerships for the same period in 2008. The Partnership had a decrease in investment revenue during the period ended September 30, 2008 due to the decrease in the average balance of funds held for investment, and the receipt of a one-time reimbursement during the six months ended September 30, 2007 of 2006 interest lost while the Partnership's cash was invested in below-market interest bearing accounts. The decrease in provision for valuation allowance on advances to Local Limited Partnerships results from the reimbursement of advances made from one Local Limited Partnership during the six months ended September 30, 2008. The decrease in equity in losses of Local Limited Partnerships is due to an increase in income of one property and a reduction in the number of properties held. General and administrative costs decreased primarily due to a reduction in legal, salary and accounting expense as a result of the decrease in property investments held.

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

As of September 30, 2008, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2007. The Partnership disposed of three Local Limited Partnership interests during the six month ending September 30, 2008.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                          (A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The Managing General Partner will continue to closely monitor the operations of the remaining Property and continues to explore a disposition strategy with respect to the Partnership's remaining Local Limited Partnership interest The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

The remaining Property in which the Partnership had an interest as of June 30, 2008, and presently does through September 30, 2008, had stabilized operations and operated at above breakeven.

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

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                          (A Limited Partnership

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

As previously reported, Schumaker Place, located in Salisbury, Maryland, continued to operate at above breakeven as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership could transfer its interest in the Local Limited Partnership to the Local General Partner, for $75,000, or $1.09 per Unit, any time after the Property's Compliance Period, which expired on December 31, 2007. On April 18, 2008, the Managing General Partner exercised the Partnership's option to transfer its interest in Schumaker, for $75,000, or $1.90 per Unit. This disposition is projected to result in 2008 taxable income of approximately $160,000, or $2.32 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the entire amount of proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                          (A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

In June 2008, Woodlake Hills, located in Pontiac, Michigan, was sold, effectively disposing of the Partnership's interest in the Local Limited Partnership that owned Woodlake Hills. The Partnership did not receive any net sales proceeds from this transaction as outstanding debt on the Property exceeded the sales price. This disposition is projected to result in 2008 taxable income of approximately $254,000, or $3.68 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported the Managing General Partner and Local General Partner of Huguenot Park, located in New Paltz, New York, were exploring an exit strategy that would have resulted in the 2008 disposal of the Fund's interest in the Local Limited Partnership. Effective September 1, 2008, the Managing General Partner transferred the Partnership's interest in the Local Limited Partnership that owned Huguenot Park, for $68,000, or $0.99 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the entire amount of proceeds in Reserves. This disposition is projected to result in 2008 loss of approximately $123,000, or $1.78 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, have begun exploring an exit strategy that could result in a 2009 disposition of the Partnership's interest in this Local Limited Partnership. Net sales proceeds, if any, as well as taxable income are unknown at this time.

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


Date:  November 14, 2008                 BOSTON FINANCIAL QUALIFIED HOUSING
                                         TAX CREDITS L.P. V

                                      By: Arch Street VIII, Inc.,
                                          its Managing General Partner


                                         /s/Greg Judge
                                           _____________
                                           Greg Judge
                                           President
                                           Arch Street VIII, Inc.