Form 10-Q
period 2008-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2009-02-17
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 2008
                              -----------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from__________  to__________


                         Commission file number 0-19706

  Boston Financial Qualified Housing Tax Credits L.P. V
-------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                                     04-3054464
_________________________                     ___________________________

(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


101 Arch Street, Boston, Massachusetts                  02110-1106
________________________________________     ____________________________
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
                                                  -------------------- ----

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

Large accelerated filer___                      Accelerated Filer  ___
Non-accelerated filer  ___ (Do not check if a   Smaller reporting company  X
smaller reporting company)                                                ____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes     No X .
                                ___     ____

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2008                                    1

          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2008 and 2007                                      2

          Statement of Changes in Partners' Equity (Unaudited) -
              For the Nine Months Ended December 31, 2008                                  3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2008 and 2007                                      4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      14

Item 4.   Controls and Procedures                                                         14

PART II - OTHER INFORMATION

Items 1-6                                                                                 15

SIGNATURE                                                                                 16

CERTIFICATIONS                                                                            17


                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)




                                BALANCE SHEET
                             December 31, 2008
                                 (Unaudited)



Assets
_______
Cash and cash equivalents                                                                      $     2,181,247
Restricted cash                                                                                         19,580
Investments in Local Limited Partnerships (Note 1)                                                   1,344,465
                                                                                       ------------------------

     Total Assets                                                                              $     3,545,292
                                                                                       ========================



Liabilities and Partners' Equity
________________________________
Due to affiliate(s)                                                                             $       87,814
Accrued expenses                                                                                        42,997
Deferred revenue                                                                                        19,580
                                                                                       ------------------------

     Total Liabilities                                                                                 150,391
                                                                                       ------------------------



General, Initial and Investor Limited Partners' Equity                                               3,394,901
                                                                                       ------------------------

     Total Liabilities and Partners' Equity                                                    $     3,545,292
                                                                                       ========================



  The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                           (A Limited Partnership)



                           STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended December 31, 2008 and 2007
                               (Unaudited)


                                                        Three Months Ended                    Nine Months Ended
                                                  December 31,      December 31,        December 31,         December 31,

                                                      2008                2007               2008              2007
                                                 ---------------     -------------    ---------------     ------------

Revenue
     Investment                                        $ 10,352          $  7,364           $ 30,351         $166,356
     Recovery of provision for valuation
        allowance on advances  to
        Local Limited Partnerships (Note 1)                   -                 -            160,000                -
     Other                                                    -             7,408            153,491          196,895
                                                 ---------------     -------------    ---------------     ------------

        Total Revenue                                    10,352            14,772            343,842          363,251
                                                 ---------------     -------------    ---------------     ------------


Expenses::
     Asset management fees, affiliate                    78,476            75,386            235,428          226,158
     Provision for valuation allowance on
        investments in Local Limited
        Partnerships (Note 1)                         2,364,000                 -          2,364,000                -
     General and administrative
        (includes reimbursement to affiliate
        in he amounts of $21,524 and $78,549
        for the nine months ended
        December 31, 2008 and 2007,
        respectively)                                    27,000            57,101             98,830          216,376
     Amortization                                         1,275             3,452              4,015            5,769
                                                 ---------------     -------------    ---------------     ------------

        Total Expenses                                2,470,751           135,939          2,702,273          448,303

                                                 ---------------     -------------    ---------------     ------------

Loss before equity in income (losses)
     of Local Limited Partnerships and gain
      (loss) on sale of investments in
     Local Limited Partnerships                     (2,460,399)         (121,167)        (2,358,431)         (85,052)

Equity in income (losses) of Local Limited
     Partnerships (Note 1)                              272,757           261,268            362,860        (115,763)

Gain (loss) on sale of investments in Local
     Limited Partnerships (Note 1)                            -         2,057,189           (43,668)        9,571,931
                                                 ---------------     -------------    ---------------     ------------


Net Income (Loss)                                  $(2,187,642)        $2,197,290       $(2,039,239)       $9,371,116
                                                 ===============     =============    ===============     ============


Net Income (Loss) allocated:
     General Partners                                 $(21,876)          $ 21,973          $(20,392)         $ 93,711
     Limited Partners                               (2,165,766)         2,175,317        (2,018,847)        9,277,405
                                                 ---------------     -------------    ---------------     ------------

                                                   $(2,187,642)        $2,197,290       $(2,039,239)       $9,371,116
                                                 ===============     =============    ===============     ============


Net Income (Loss) Per Limited Partner
     Unit (68,929 Units)                              $ (31.42)          $  31.56          $ (29.29)         $ 134.59
                                                 ===============     =============    ===============     ============

   The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)


                          STATEMENT OF CHANGES IN PARTNERS' EQUITY
                     For the Nine Months Ended December 31, 2008
                                  (Unaudited)


                                                                    Initial           Investor
                                                  General           Limited            Limited
                                                 Partners           Partner           Partners            Total
                                              ---------------    --------------    ---------------    --------------


Balance at March 31, 2008                          $  54,248         $   5,000         $5,374,892        $5,434,140

Net Loss                                            (20,392)                 -        (2,018,847)       (2,039,239)
                                              ---------------    --------------    ---------------    --------------


Balance at December 31, 2008                       $  33,856         $   5,000         $3,356,045        $3,394,901
                                              ===============    ==============    ===============    ==============


    The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                               (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2008 and 2007
                                   (Unaudited)




                                                                               2008                 2007
                                                                        ----------------     ----------------


Net cash provided by (used for) operating activities                        $ (240,873)           $  103,565

Net cash provided by investing activities                                       236,855           10,545,376

Net cash used for financing activities                                                -         (10,850,000)
                                                                        ----------------     ----------------


Net decrease in cash and cash equivalents                                       (4,018)            (201,059)

Cash and cash equivalents, beginning                                          2,185,265            2,679,427
                                                                        ----------------     ----------------


Cash and cash equivalents, ending                                           $ 2,181,247          $ 2,478,368
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2008 and 2007.

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

1.   Investments in Local Limited Partnerships

The Partnership has a limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes, and is government-assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interest in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that the Local Limited Partnership is sold to third parties or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.


The following is a summary of the investment in Local Limited Partnership at
December 31, 2008:
Capital contributions paid to Local Limited Partnership
     and purchase price paid to withdrawing partners of Local Limited Partnership                     $   5,811,236

Cumulative equity in losses of Local Limited Partnership                                                (2,178,730)

Cumulative cash distributions received from Local Limited Partnership                                      (19,610)
                                                                                                --------------------


Investment in Local Limited Partnership before adjustments                                                3,612,896

Excess investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                          178,600

     Cumulative amortization of acquisition fees and expenses                                              (83,031)
                                                                                                --------------------


Investment in Local Limited Partnership before valuation allowance                                        3,708,465

Valuation allowance on investment in Local Limited Partnership                                          (2,364,000)
                                                                                                --------------------


Investment in Local Limited Partnership                                                               $   1,344,465
                                                                                                ====================


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                          (A Limited Partnership)



                    NOTES TO THE FINANCIAL STATEMENTS (continued)
                              (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2008, the Partnership was reimbursed $160,000 from one of the Local Limited Partnerships for advances made in prior years. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net income of the Local Limited Partnerships for the nine months ended December 31, 2008 is $218,419. For the nine months ended December 31, 2008, the Partnership has not recognized $144,441 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

During the nine months ended December 31, 2008, the Partnership sold its interests in three Local Limited Partnerships, resulting in a net loss of $43,668.

2.       New Accounting Principle

FIN48-3

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Partnership's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entitites changes.

SFAS No. 157

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of $2,181,247.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                           (A Limited Partnership)


              NOTES TO THE FINANCIAL STATEMENTS (continued)
                             (Unaudited)


3    Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of December 31, 2008 or 2007 or net losses for the three months ended either December 31, 2008 or 2007. The following financial information represents the performance of this Local Limited Partnership for the six months ended September 30, 2008 and 2007:


                                                                                 2008                      2007
                                                                          ----------------          ---------------
Circle Terrace Associates Limited Partnership

Revenue                                                                        $  683,744               $  667,288
Net Income                                                                     $  275,512               $  265,387


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,344,465 at December 31, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                      (A Limited Partnership)


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of $2,181,247 compared with $2,185,265 at March 31, 2008. The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities, partially offset by the reimbursement of advances made to one Local Limited Partnership and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2008, approximately $2,181,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $304,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 have also been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2008, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $384,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2008.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2008 resulted in net loss of $2,187,642 as compared to net income of $2,197,290 for the same period in 2007. The decrease in net income is primarily attributable to an increase in provision for valuation on investments in Local Limited Partnerships and a decrease in gain on sale of investments in Local Limited Partnerships. Provision for valuation on investments in Local Limited Partnerships increased due to the Partnership recording an impairment allowance for its investment in a certain Local Limited Partnership. The decrease in gain on sale of investments in Local Limited Partnerships is the result of the sale of investments in four Local Limited Partnerships, one of which netted large sale proceeds during the three months ended December 31, 2007.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                        (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2008 resulted in net loss of $2,039,239 as compared to net income of $9,371,116 for the same period in 2007. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, an increase in provision for valuation allowance on investments in Local Limited Partnerships, and a decrease in investment income. These effects were partially offset by a decrease in equity in losses of Local Limited Partnerships and a decrease in provision for valuation allowance on advances to Local Limited Partnerships. The decrease in gain on sale of investments in Local Limited Partnerships is the result of the sale of eight investments in Local Limited Partnerships five of which generated large sale proceeds during the period ended December 31, 2007 as compared with proceeds received from the sale of three Local Limited Partnerships for the same period in 2008. Provision for valuation allowance on investments in Local Limited Partnerships increased due to the Partnership recording an impairment allowance for its investment in a certain Local Limited Partnership. The Partnership had a decrease in investment revenue during the period ended December 31, 2008 due to the decrease in the average balance of funds held for investment, and the receipt of a one-time reimbursement during the six months ended September 30, 2007 of 2006 interest lost while the Partnership's cash was invested in below-market interest bearing accounts. The decrease in equity in losses of Local Limited Partnerships is due to an increase in income of one property and a reduction in the number of properties held. The decrease in provision for valuation allowance on advances to Local Limited Partnerships results from the reimbursement of advances made from one Local Limited Partnership during the nine months ended December 31, 2008.

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

As of December 31, 2008, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

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

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                        (A Limited Partnership)


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2007. The Partnership disposed of three Local Limited Partnership interests during the nine month ending December 31, 2008.

The Managing General Partner will continue to closely monitor the operations of the remaining Property and continues to explore a disposition strategy with respect to the Partnership's remaining Local Limited Partnership interest. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the quarter ended September 30, 2008. The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, have begun exploring an exit strategy that could result in an October 2009 disposition of the Partnership's interest in this Local Limited Partnership. Net sales proceeds, if any, as well as taxable income are unknown at this time.

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

As previously reported the Managing General Partner and Local General Partner of Huguenot Park, located in New Paltz, New York, were exploring an exit strategy that would have resulted in the 2008 disposal of the Fund's interest in the Local Limited Partnership. Effective September 1, 2008, the Managing General Partner transferred the Partnership's interest in the Local Limited Partnership that owned Huguenot Park, for $68,000, or $0.99 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the entire amount of proceeds in Reserves. This disposition is projected to result in 2008 loss of approximately $123,000, or $1.78 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.
..

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                        (A Limited Partnership)


      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2008. Based on this assessment, management concluded that, as of December 31, 2008, the Partnership's internal control over financial reporting was effective.

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

             (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2008.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                           (A Limited Partnership)


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 17, 2009                  BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. V

                                        By:  Arch Street VIII, Inc.,
                                             its Managing General Partner


                                         /s/Greg Judge
                                          ________________
                                           Greg Judge
                                           President
                                           Arch Street VIII, Inc.