Form 10-K
period 2009-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2009-07-15
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended                 March 31, 2009
                         ------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from         to
                               -------   ----------------------

                         Commission file number 0-19706
                                               ----------

             Boston Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Massachusetts                          04-3054464
---------------------------------          ----------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


   101 Arch Street, Boston, Massachusetts               02110-1106
---------------------------------------------    -----------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
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






Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                          |_| Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                |X| Yes   |_|  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer |_| Accelerated Filer |_|
Non-accelerated filer |_|   Smaller reporting company |X|
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                                 |_| Yes   |X|No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $60,904,650 as of March 31, 2009.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2009


                                TABLE OF CONTENTS


                                                                 Page No.

PART I

     Item 1       Business                                         K-4
     Item 2       Properties                                       K-7
     Item 3       Legal Proceedings                                K-9
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                 K-9

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                  K-9
     Item 7       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    K-9
     Item 8       Financial Statements and Supplementary Data      K-14
     Item 9       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure           K-14
     Item 9A      Controls and Procedures                          K-14
     Item 9B      Other Information                                K-15

PART III

     Item 10      Directors and Executive Officers
                  of the Registrant                                K-15
     Item 11      Management Remuneration                          K-16
     Item 12      Security Ownership of Certain Beneficial
                  Owners and Management                            K-16
     Item 13      Certain Relationships and Related Transactions   K-16
     Item 14      Principal Accountant Fees and Services           K-18
     Item 15      Exhibits, Financial Statement Schedules, and
                  Director Independence                            K-18


SIGNATURES                                                         K-19
----------

CERTIFICATIONS                                                     K-20
--------------

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                     Date
Properties owned by                                                                                Interest
Local Limited Partnerships                                  Location                               Acquired
___________________________                                 ____________                          ___________
Strathern Park/Lorne Park (1) (2)                           Los Angeles, CA                         07/05/90
Park Caton (2)                                              Catonsville, MD                         08/17/90
Cedar Lane I (2)                                            London, KY                              09/10/90
Silver Creek II (2)                                         Berea, KY                               08/15/90
Rosecliff (2)                                               Sanford, FL                             09/18/90
Brookwood (2)                                               Ypsilanti, MI                           10/01/90
Oaks of Dunlop (2)                                          Colonial Heights, VA                    01/01/91
Water Oak (2)                                               Orange City, FL                         01/01/91
Yester Oaks (2)                                             Lafayette, GA                           01/01/91
Ocean View (2)                                              Fernandina Beach, FL                    01/01/91
Wheeler House (2)                                           Nashua, NH                              01/01/91
Archer Village (2)                                          Archer, FL                              01/01/91
Timothy House (2)                                           Towson, MD                              03/05/91
Westover Station (2)                                        Newport News, VA                        03/30/91
Carib III (2)                                               St. Croix, VI                           03/21/91
Carib II (2)                                                St. Croix, VI                           03/01/91
Whispering Trace (2)                                        Woodstock, GA                           05/01/91
New Center (2)                                              Detroit, MI                             06/27/91
Huguenot Park (2)                                           New Paltz, NY                           06/26/91
Hillwood Pointe (2)                                         Jacksonville, FL                        07/19/91
Pinewood Pointe (2)                                         Jacksonville, FL                        07/31/91
Westgate (2)                                                Bismark, ND                             07/25/91
Woodlake Hills (2)                                          Pontiac, MI                             08/01/91
Bixel House (2)                                             Los Angeles, CA                         07/31/91
Magnolia Villas (2)                                         North Hollywood, CA                     07/31/91
Schumaker Place (2)                                         Salisbury, MD                           09/20/91
Circle Terrace                                              Lansdowne, MD                           12/06/91

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

The remaining Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreement under which such entity is organized ("Local Limited Partnership Agreement"), the Partnership depends on the Local General Partners for the management of the Local Limited Partnership. As of March 31, 2009, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners. The Local General Partners of the remaining Local Limited Partnership is identified in the Acquisition Reports, which are incorporated herein by this reference.

The Property owned by the Local Limited Partnership in which the Partnership currently has invested is, and will continue to be, subject to competition from existing and future apartment complexes in the same area. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in the area where the Property is located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and local conditions, such as competitive over-building or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which suppress the ability of the Local Limited Partnership to generate operating cash flow. Since the Property benefits from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Partnership.

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

On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Partnership and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P. The sale is not expected to impact the Limited Partners of the Partnership.

Item 2.  Properties

The Partnership currently owns limited partnership interests in one Local Limited Partnership which owns and operates a Property, that benefits from some form of federal, state or local assistance programs and all of which qualifies for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in the Local Limited Partnership is 99%.

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

The schedule on the following pages provides certain key information on the Local Limited Partnership interests currently invested in by the Partnership.


                                                         Capital Contributions
Local Limited Partnership                            Total               Paid          Mtge. Loans                    Occupancy at
Property Name                    Number of          Committed at       Through          Payable at          Type of       March 31,
Property Location                Apts Units      March 31, 2009     March 31, 2009   December 31, 2008      Subsidy *      2009
-----------------------         ------------    -------------   ----------------    -----------------   -------------- -----------


Circle Terrace Associates Limited
  Partnership
Circle Terrace
Lansdowne, MD                        303           5,811,236          5,811,236            4,652,457          Section 8      100%
                                   ------         --------------    -------------         ---------------
                                     303         $ 5,811,236        $ 5,811,236         $  4,652,457
                                   ======        ==============    =============         ===============


Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Duration of leases for occupancy in the Property described above is generally six to twelve months. The Managing General Partner believes the Property described herein is adequately covered by insurance.

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

As of March 31, 2009, there were 2,840 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. During the year ended March 31, 2008 a cash distribution of $10,850,000 was paid. During the year ended March 31, 2009, no cash distribution was paid.

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

As of March 31, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2007. The Partnership disposed of three Local Limited Partnership interests during the year ending March 31, 2009.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,223,551 and $3,470,288 at March 31, 2009 and 2008, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. During the year ended March 31, 2009, the Partnership concluded that Circle Terrace Associates, L.P. had experienced an other-than-temporary decline in its carrying value and impairment losses of $2,364,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from the Local Limited Partnership.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of $2,097,247 compared with $2,185,265 at March 31, 2008. The decrease is attributable net cash used for operations, partially offset by proceeds from the sale of investments in Local Limited Partnerships, and the reimbursement of advances made to one Local Limited Partnership. Cash used for operations includes $313,904 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2009 and 2008, approximately $2,030,000 and $2,185,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $304,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2009, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $10,850,000 were made during the year ended March 31, 2008. The Partnership is currently working on disposing of its interest in its Local Limited Partnership during the next twelve months. This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantee can be made as to the extent of its outcome on distributions. Based on the results of 2008 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts may be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2009 resulted in net loss of $2,259,375 as compared to net income of $8,463,939 for the same period in 2008. The decrease in net income is primarily attributable to a decrease in equity in income in Local Limited Partnerships, a decrease in gain on sale of investments in Local Limited Partnerships, and an increase in impairment on investments in Local Limited Partnerships, partially offset by a decrease in provision for valuation allowance on advances to Local Limited Partnerships. The decrease in equity in income is primarily due to capital gains recorded by the Local Limited Partnerships associated with the sale of their investments during the year ended December 31, 2007 that are included in the Partnership's share of equity in income for the year ended March 31, 2008. The decrease in gain on sale of investments in Local Limited Partnerships is the result of the sale of eight Local Limited Partnerships five of which generated large sale proceeds during the fiscal year ended March 31, 2008. The increase in impairment on investments in Local Limited Partnerships is the result of the Partnership recording a valuation allowance for its investments in one Local Limited Partnership during the year ended March 31, 2009. The decrease in provision for valuation on advances to Local Limited Partnerships results from the reimbursement of advances made from one Local Limited Partnership during the year ended March 31, 2009.

Low-Income Housing Tax Credits

The Tax Credit per Limited Partner stabilized in 1993. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the quarter ended December 31, 2008. The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, have begun exploring an exit strategy that could result in a December 2009 disposition of the Partnership's interest in this Local Limited Partnership. Net sales proceeds, if any, as well as taxable income, are unknown at this time.

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

As previously reported, the Managing General Partner anticipated that the Partnership's interest in the Local Limited Partnership that owned Timothy House, located in Towson, Maryland, would be terminated upon the sale of the Property in 2007. The Property was sold on September 1, 2007, effectively terminating the Partnership's interest in the Local Limited Partnership. This sale resulted in net proceeds to the Partnership of $1,849,083, or $26.83 per Unit. This sale resulted in 2007 taxable income of $791,519, or $11.48 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, as noted in the Cash Distributions section above, in September 2007. On April 9, 2008, $45,000, or $0.65 per unit, of the previously reported sales proceeds of $1,849,083, or $26.83 per Unit, was returned as a result of a state income tax obligation. This resulted in a 2008 capital loss is $45,000, or $0.65 per unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated a 2007 disposition of the Partnership's interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland. On December 21, 2007, the property was sold, resulting in net sales proceeds to the Partnership of $1,818,305, or $26.38 per Unit. The Managing General Partner initially expected the Partnership to receive a nominal amount of additional proceeds, but due to the Partnership's obligation to pay Maryland State Income taxes resulting from this transaction, the Partnership will not receive additional proceeds. This sale resulted in 2007 taxable income of $2,893,026, or $41.97 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds from the sale in Reserves. On April 9, 2008, $21,000, or $0.30 per unit, of the previously reported sales proceeds of $1,818,305, or $26.38 per Unit, was returned as a result of a state income tax obligation. This resulted in a 2008 capital loss is $21,000, or $0.30 per unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, Schumaker Place, located in Salisbury, Maryland, continued to operate above breakeven as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership could transfer its interest in the Local Limited Partnership to the Local General Partner, for $75,000, or $1.09 per Unit, any time after the Property's Compliance Period, which expired on December 31, 2007. On April 18, 2008, the Managing General Partner exercised the Partnership's option to transfer its interest in Schumaker, for $75,000, or $1.90 per Unit. This disposition resulted in 2008 taxable income of $153,128, or $2.22 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the entire amount of proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

On June 19, 2008, Woodlake Hills, located in Pontiac, Michigan, was sold, effectively disposing of the Partnership's interest in the Local Limited Partnership that owned Woodlake Hills. The Partnership did not receive any net sales proceeds from this transaction as outstanding debt on the Property exceeded the sales price. This disposition resulted in a 2008 taxable loss of $459,844, or $6.67 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported the Managing General Partner and Local General Partner of Huguenot Park, located in New Paltz, New York, were exploring an exit strategy that would have resulted in the 2008 disposal of the Fund's interest in the Local Limited Partnership. Effective September 1, 2008, the Managing General Partner transferred the Partnership's interest in the Local Limited Partnership that owned Huguenot Park, for $68,000, or $0.99 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the entire amount of proceeds in Reserves. This disposition resulted in a 2008 loss of $113,320, or $1.64 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2009 and 2008.

Since the Property benefits from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to the Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------------------

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

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

Management assessed the Partnership's internal control over financial reporting as of March 31, 2009. Based on this assessment, management concluded that, as of March 31, 2009, the Partnership's internal control over financial reporting were designed effectively.

Item 9B.  Other Information

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

     Name                                           Position
____________                                      ___________________
Greg Judge                                       Executive Vice President
Michael H. Gladstone                             Principal, Member

The other General Partner of the Partnership is Arch Street V Limited Partnership, a Massachusetts limited partnership ("Arch Street L.P.") that was organized in June 1989. Arch Street VIII, Inc. is the managing general partner of Arch Street L.P.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this Report. Such day-to-day management does not include the management of the Property.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Greg Judge, age 44, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 52, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2009, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                      Amount
 Title of   Name and Address of     Beneficially
  Class      Beneficial Owner          Owned       Percent of Class
___________  ____________________  _______________   ________________
 Limited     Oldham Institutional   8,024 Units         11.64%
 Partner     Tax Credits LLC1
             101 Arch Street
             Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2009. The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, and herein incorporated by this reference. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expenses reimbursements made in the two years ended March 31, 2009 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity. In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses. The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners. These costs are fully amortized as of March 31, 2009. Total organizational and offering expenses, exclusive of selling commissions, did not exceed 5.5% of Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds. No organizational fees, expenses or selling expenses were paid during the two years ended March 31, 2009.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. As of March 31, 2009, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2009 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2009.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2009 are as follows:

                                                                                    2009               2008
                                                                             --------------        ---------------

                                                          Asset management fees    $ 313,983        $  304,634

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2009 are as follows:

                                                                                    2009                  2008
                                                                             --------------        ----------------

                                                         Salaries and benefits
                                                         expense reimbursements   $  25,056         $   100,243

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. The Partnership paid $108,500 to the General Partners in the year ended March 31, 2008.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2009 is presented in Note 4 to the Financial Statements.

Item 14. Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2009 as follows:

                                                                                     2009               2008
                                                                             --------------        -------------

                                                                     Audit fees    $  64,786          $  73,276
                                                                     Tax fees      $   2,500          $   2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2009.

Item 15.  Exhibits, Financial Statement Schedules and Director Independence

(a) Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

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


     By:   /s/ Greg Judge                             Date:    July 15, 2009
           ----------------------------------                  -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Greg Judge                              Date:    July 15, 2009
           ---------------------------------                   -------------
           Greg Judge
           President
           Arch Street VIII, Inc.



     By:   /s/Michael H. Gladstone                     Date:   July 15, 2009
           -----------------------------                        ------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                           Annual Report on Form 10-K
                        For The Year Ended March 31, 2009
                                      Index



                                                                  Page No.

Report of Independent Registered Public Accounting Firm
    for the years ended March 31, 2009 and 2008                      F-2

Financial Statements

    Balance Sheets - March 31, 2009 and 2008                        F-3

    Statements of Operations - For the years ended
       March 31, 2009 and 2008                                      F-4

    Statements of Changes in Partners' Equity
       For the years ended March 31, 2009 and 2008                  F-5

    Statements of Cash Flows - For the years ended
       March 31, 2009 and 2008                                      F-6

    Notes to the Financial Statements                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V

         We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of one operating limited partnership as of and for the year ended March 31, 2008, in which the Partnership owns a limited partnership interest. The investment in such partnership is stated at $74,761 at March 31, 2008 and the Partnership's equity in loss in this operating limited partnership is stated at $36,618 for the year then ended. The financial statements of this operating limited partnership was audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to information relating to this operating limited partnership, is based solely on the report of the other auditor.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Vienna, Virginia
July 15, 2009

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)



                                 BALANCE SHEETS
                             March 31, 2009 and 2008




                                                                                2009                    2008
                                                                          ----------------        ----------------
         Assets

Cash and cash equivalents                                                 $      2,097,247        $      2,185,265
Restricted cash (Note 5)                                                            19,639                  19,435
Investment in Local Limited Partnership (Note 3)                                 1,223,551               3,470,288
                                                                          ----------------        ----------------
   Total Assets                                                           $      3,340,437        $      5,674,988
                                                                          ================        ================

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                 $         92,361        $        171,504
Accrued expenses                                                                    53,672                  49,909
Deferred revenue (Note 5)                                                           19,639                  19,435
                                                                          ----------------        ----------------
   Total Liabilities                                                               165,672                 240,848

General, Initial and Investor Limited Partners' Equity                           3,174,765               5,434,140
                                                                          ----------------        ----------------
   Total Liabilities and Partners' Equity                                 $      3,340,437        $      5,674,988
                                                                          ================        ================

   The accompanying notes are an integral part of these financial statements.


                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2009 and 2008




                                                                                 2009                    2008
                                                                           ----------------        ----------------
        Revenue:
   Investment                                                              $         37,977        $        178,491
   Cash distribution income                                                         153,491                 196,894
                                                                           ----------------        ----------------
     Total Revenue                                                                  191,468                 375,385
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                        313,983                 304,634
   Provision for (recovery of) valuation allowance on advances to
     Local Limited Partnerships (Note 3)                                           (160,000)                200,000
    Impairment on investments in Local Limited
      Partnerships (Note 3)                                                       2,364,000                 404,000
   General and administrative (includes reimbursements
     to an affiliate in the amount of $25,056 and
     $100,243 in 2009 and 2008, respectively) (Note 4)                              127,123                 267,699
   Amortization                                                                       5,361                   7,496
                                                                                   --------                --------
     Total Expense                                                                2,650,467               1,183,829
                                                                           ----------------        ----------------

Loss before equity in income of Local Limited Partnerships and gain (loss)on sale of investments in Local Limited
   Partnerships                                                                  (2,458,999)               (808,444)

Equity in income of Local Limited Partnerships (Note 3)                             267,571               6,430,232

Gain (Loss) on sale of investments in Local  Limited
     Partnerships (Note 3)                                                          (67,947)              2,842,151
                                                                           -----------------       ----------------

Net Income (Loss)                                                          $     (2,259,375)       $      8,463,939
                                                                           =================       ================

Net Income (Loss) allocated:
   General Partners                                                        $        (22,594)       $         84,639
   Limited Partners                                                              (2,236,781)              8,379,300
                                                                           -----------------       ----------------
                                                                           $     (2,259,375)       $      8,463,939
                                                                           =================       ================
Net Income (Loss) per Limited Partner Unit
   (68,929 Units)                                                          $        (32.45)        $         121.56
                                                                           ================        ================

   The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2009 and 2008




                                                                Initial       Investor           Net
                                             General            Limited       Limited         Unrealized
                                             Partners           Partner       Partners          Losses            Total

Balance at March 31, 2007                  $  78,109          $  5,000        $ 7,737,092     $     (124)      $  7,820,077
                                           -------------    --------------   --------------   -------------    --------------

Cash distribution                            (108,500)               -         (10,741,500)            -         (10,850,000)
                                         -------------     --------------     --------------  -------------    --------------

Comprehensive Income:
   Change in net unrealized
         losses on investment securities
     available for sale                              -               -                   -            124                124
  Net Income                                     84,639              -           8,379,300              -          8,463,939
                                           -------------     --------------     --------------  -------------     --------------
Comprehensive Income                             84,639              -           8,379,300            124          8,464,063
                                           -------------     --------------     --------------  -------------     --------------

Balance at March 31, 2008                        54,248           5,000           5,374,892              -         5,434,140

Net Loss                                        (22,594)              -          (2,236,781)             -         (2,259,375)
                                           -------------    --------------     ---------------    -------------  ---------------

Balance at March 31, 2009                     $  31,654     $     5,000     $     3,138,111     $        -     $    3,174,765
                                           =============     ==============     ==============   =============   ==============

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2009 and 2008


c

                                                                                 2009                    2008
                                                                           ----------------        ----------------
Cash flows from operating activities:
   Net Income (Loss)                                                       $     (2,259,375)       $      8,463,939
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Equity in income of Local Limited Partnerships                                (267,571)             (6,430,232)
     Loss (Gain) on sale of investments in Local
        Limited Partnerships                                                         67,947              (2,842,151)
     Provision for (recovery of) valuation allowance on advances to
       Local Limited Partnerships                                                  (160,000)                200,000
         Impairment on investments in Local
        Limited Partnerships                                                      2,364,000                 404,000
     Amortization                                                                     5,361                   7,496
     Accretion                                                                            -                    (111)
     Cash distributions included in net income                                            -                 (86,828)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                       -                   3,166
       Due to affiliate                                                             (79,143)                 96,118
       Accrued expenses                                                               3,763                  (5,448)
                                                                           ----------------        -----------------
Net cash used for operating activities                                             (325,018)               (190,051)
                                                                           -----------------       ----------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                      -                 250,000
   Advances to Local Limited Partnerships                                                 -                (200,000)
   Reimbursement of advances to Local Limited
     Partnerships                                                                   160,000                       -
   Cash distributions received from Local Limited
     Partnerships                                                                         -                  86,828
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                            77,000              10,409,061
                                                                           ----------------        ----------------
Net cash provided by investing activities                                           237,000              10,545,889
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Cash distribution                                                                      -             (10,850,000)
                                                                           ----------------        ----------------
Net cash used for financing activities                                                    -             (10,850,000)
                                                                           ----------------        ----------------

Net decrease in cash and cash equivalents                                           (88,018)               (494,162)

Cash and cash equivalents, beginning                                              2,185,265               2,679,427
                                                                           ----------------        ----------------

Cash and cash equivalents, ending                                          $      2,097,247        $      2,185,265
                                                                           ================        ================

Non-cash investing and financing activities:
   Increase to Restricted Cash                                             $            204        $            514
   Increase to Deferred Revenue                                            $            204        $            514

   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                        Notes to the Financial Statements

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., a Massachusetts corporation, which serves as the Managing General Partner, and Arch Street V Limited Partnership, a Massachusetts Limited Partnership whose general partner consists of Arch Street V, Inc., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Partnership ends on March 31. On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Partnership and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P.

The Partnership's partnership agreement (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $68,928,650 ("Gross Proceeds"), net of discounts, through the sale of 68,929 Units. The offering of Units terminated on August 31, 1991.

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership Interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2009 and 2008, the Managing General Partner has designated approximately $2,030,000 and $2,185,000, respectively, as such Reserves.

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

Investment Securities

The Partnership's investment securities were classified as "Available for Sale" and were reported at fair value as reported by the brokerage firm at which the securities were held. Realized gains and losses from the sales of securities were based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)
                                     0
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,223,551 and $3,470,288 at March 31, 2009 and 2008, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

The Managing General Partner has decided to report the results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2008 and 2007 and for the years then ended.

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

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Partnership's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

Effect of New Accounting Principles


SFAS No. 157

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Effect of New Accounting Principles (continued)

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

     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from
                r corroborated by observable market data by correlation or other means (market corroborated inputs).

     Level 3 - Unobservable inputs reflect the Partnership's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Partnership develops these inputs based on the best information available, including the Partnership's own data.

Financial assets accounted for at fair value on a recurring basis at March 31, 2009 include cash equivalents of $2,097,247.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

Reclassifications

Certain reclassifications regarding provision for valuation of advances to Local Limited Partnerships have been made to prior period financial statements to conform to the current period presentation.

3.   Investments in Local Limited Partnerships

The Partnership currently owns limited partnership interests in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes, and is government-assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Partnership's interests in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnership is sold to third parties or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2009 and 2008:

                                                                                    2009               2008
                                                                              ----------------   ----------------
Capital contributions paid to Local Limited Partnership and purchase
   price paid to withdrawing partners of Local Limited Partnerships           $      5,811,236   $     14,058,713

Cumulative equity in losses of Local Limited Partnership                            (2,298,368)        (9,985,736)

Cumulative cash distributions received from Local Limited Partnership                  (19,610)          (172,525)
                                                                              -----------------  ----------------

Investment in Local Limited Partnership before adjustments                           3,493,258          3,900,452

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                       178,600            308,970

   Cumulative amortization of acquisition fees and expenses                            (84,307)          (135,134)
                                                                              ----------------   ----------------

Investment in Local Limited Partnership before valuation allowance                   3,587,551          4,074,288

Valuation allowance on investment in Local Limited Partnership                      (2,364,000)          (604,000)
                                                                              ----------------   ----------------

Investment in Local Limited Partnership                                       $      1,223,551   $      3,470,288
                                                                              ================   ================

During the year ended March 31, 2009, the Partnership was reimbursed $160,000 from one of the Local Limited Partnerships for advances made and reserved for in prior years. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2008 and 2007 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2008                2007
                                                                             ----------------    ----------------
Assets:
   Investment property, net                                                  $      7,587,083    $     17,481,195
   Other assets                                                                     1,451,273           2,189,272
                                                                             ----------------    ----------------
     Total Assets                                                            $      9,038,356    $     19,670,467
                                                                             ================    ================

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $      4,652,457    $     12,541,592
   Other liabilities                                                                1,089,307           2,903,752
                                                                             ----------------    ----------------
     Total Liabilities                                                              5,741,764          15,445,344
                                                                             ----------------    ----------------

Partnership's equity                                                                3,297,258           3,375,645
Other partners' equity (deficiency)                                                      (666)            849,478
                                                                             -----------------   ----------------
   Total Partners' Equity                                                           3,296,592           4,225,123
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $      9,038,356    $     19,670,467
                                                                             ================    ================

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2008                2007
                                                                             ----------------    ----------------

Rental and other income                                                      $      4,165,907    $     17,040,855
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        4,318,993           6,892,857
   Interest                                                                           475,240           1,869,703
   Depreciation and amortization                                                      957,242           1,961,145
                                                                             ----------------    ----------------
     Total Expenses                                                                 5,751,475          10,723,705
                                                                             ----------------    ----------------

Net Income (Loss)                                                            $     (1,585,568)   $      6,317,150
                                                                             =================   ================

Partnership's share of Net Income (Loss)
    (includes $207,685 from prior year)                                      $        409,460    $      6,782,201
                                                                             ================    ================
Other partners' share of Net Income (Loss)                                   $     (1,787,343)   $       (465,051)
                                                                             ================    ================

For the year ended March 31, 2008, the Partnership did not recognize $297,881 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $141,889 and $649,850 were included in losses recognized in the year ended March 31, 2009 and 2008, respectively.

The Partnership's equity as reflected by the Local Limited Partnerships of $3,375,645 and $3,297,258 at March 31, 2009 and 2008, respectively, differs from the Partnership's investments in Local Limited Partnerships before adjustments of $3,900,452 and $3,493,258 at March 31, 2008 and 2007, respectively, primarily due to: (i) cumulative unrecognized losses as discussed above; (ii) advances to Local Limited Partnerships that the Partnership included in investments in Local Limited Partnerships; and (iii) differences in the accounting treatment of miscellaneous items.

The Partnership's interests in three of its investments in Local Limited Partnerships were sold during the year ended March 31, 2009, resulting in sale proceeds of $143,000 and losses totaling $1,947. Additionally, $66,000 of proceeds received from the sale of two Local Limited Partnerships during the year ended March 31, 2008 were returned resulting in additional losses of $66,000.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2009 and 2008 were $313,983 and $304,634, respectively. During the years ended March 31, 2009 and 2008, $313,904 and $301,544, respectively, were paid out of available cash flow for Asset Management Fees. Included in due to affiliate at March 31, 2009 and 2008 were $78,555 and $78,476, respectively, of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2009 and 2008 are $25,056 and $100,243, respectively, that the Partnership incurred for these expenses. During the years ended March 31, 2009 and 2008, $54,909 and $66,858, respectively, were paid for these expenses. As of March 31, 2009 and 2008, $3,532 and $33,385, respectively, of these reimbursements remains unpaid.

An affiliate of the General Partner is reimbursed for the actual cost of the Partnership's operating expenses. As of March 31, 2009 and 2008, $10,274 and $59,643, respectively, were reimbursable to the affiliate.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000. The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership. In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose. Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned thereon, is available to pay the Partnership its annual priority distribution. As of March 31, 2009, $253,000 has been released to the Partnership. The remaining balance, along with the accrued interest thereon, has also been accounted for as deferred revenue, as it represents the future annual priority distributions to be released to the Partnership from this Supplemental Reserve.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2009 and 2008 to the net income reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2008 and 2007:

                                                                                2008                2007
                                                                           --------------      --------------

Net Income (Loss) per financial statements                                 $   (2,259,375)     $    8,463,939

Equity in income of Local Limited Partnerships for tax purposes
   in excess of equity in losses for financial reporting purposes                 474,000           1,903,431

Recognition of previously unrecognized equity in losses of Local
   Limited Partnerships for financial reporting purposes, net
   of current year unrecognized losses                                            141,889             351,969

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                               (18,442)            (55,666)

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                              (1,134)            (10,816)

Provision for valuation allowance on advances to Local Limited
   Partnerships not deductible for tax purposes                                         -             200,000

Recovery of prior year's provision for valuation allowance on advances to Local Limited Partnerships not reportable for tax
   purposes                                                                      (160,000)                  -

Impairment on investments in Local Limited
   Partnerships not deductible for tax purposes                                 2,364,000             404,000

Gain on sale of investments in Local Limited Partnerships for tax
   purposes in excess of gain on sale for financial reporting purposes           (418,089)            619,221

Cash distributions included in net income for financial
   reporting purposes                                                                   -             (86,828)

Other                                                                             (75,000)                  -
                                                                           ---------------     --------------

Net Income per tax return                                                  $       47,849      $   11,789,250
                                                                           ==============      ==============


                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)

6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively, are as follows:


                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investment in Local Limited Partnership                     $    1,223,551     $    1,850,116      $     (626,565)
                                                            ==============     ==============      ===============
Other assets                                                $    2,116,886     $   11,935,427      $   (9,818,541)
                                                            ==============     ==============      ===============
Liabilities                                                 $      165,672     $      150,391      $       15,281
                                                            ==============     ==============      ==============

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $1,711,000 greater than for financial reporting purposes; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $26,000; (iii) the Partnership has provided a valuation allowance of approximately $2,364,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

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

7.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of March 31, 2009 or 2008, or net income or losses for the years ended either March 31, 2009 or 2008. The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2008 and 2007:

Circle Terrace Associates Limited Partnership                                            2008               2007
---------------------------------------------                                     --------------     --------------
Total Assets                                                                      $    9,038,356     $    9,391,317
Total Liabilities                                                                 $    5,741,764     $    6,361,597
Revenue                                                                           $    2,828,096     $    2,721,926
Net Income (Loss)                                                                 $       57,089     $     (274,388)