Form 10-Q
period 2009-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2009-08-14
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2009
                           ----------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from ___________ to________________


                         Commission file number 0-19706

 Boston Financil Qualified Housing Tax Credits L.P.  V
------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

       Massachusetts                        04-3054464
--------------------------------    -----------------------------
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)       Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
-----------------------------------------------   ---------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

 Large accelerated filer   ___      Accelerated Filer  ___
 Non-accelerated filer     ___      Smaller reporting company   X
  (Do not check if a smaller reporting company)              -------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes    No X .
                                       ____   ____

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet - June 30, 2009 (Unaudited) and March 31, 2009 (Audited)           1

          Statements of Operations (Unaudited) - For the Three
              Months Ended June 30, 2009 and 2008                                          2

          Statement of Changes in Partners' Equity
              (Unaudited) - For the Three Months Ended June 30,
              2009                                                                         3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended June 30, 2009 and 2008                                          4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      13

Item 4.   Controls and Procedures                                                         13

PART II - OTHER INFORMATION

Items 1-6                                                                                 14

SIGNATURE                                                                                 15

CERTIFICATIONS                                                                            16

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)


                                  BALANCE SHEET
             June 30, 2009 (Unaudited) and March 31, 2009 (Audited)






Assets                                                                          June 30               March 31
--------                                                                  ------------------     ----------------

Cash and cash equivalents                                                   $      2,022,255     $      2,097,247
Restricted cash                                                                            -               19,639
Investments in Local Limited Partnerships (Note 1)                                 1,236,235            1,223,551
                                                                            ----------------     ----------------
   Total Assets                                                             $      3,258,490     $      3,340,437
                                                                            ================     ================

Liabilities and Partners' Equity
--------------------------------

Due to affiliate                                                            $         80,656     $         92,361
Accrued expenses                                                                      73,433               53,672
Deferred revenue                                                                           -               19,639
                                                                            ----------------     ----------------
   Total Liabilities                                                                 154,089              165,672

General, Initial and Investor Limited Partners' Equity                             3,104,401           3,174,765
                                                                            ----------------     ---------------
   Total Liabilities and Partners' Equity                                   $      3,258,490     $      3,340,437
                                                                            ================     ================


   The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30, 2009 and 2008
                                 (Unaudited)





                                                                                  2009                   2008
                                                                           ----------------         ---------------

Revenue:
   Investment                                                              $          7,772        $          9,278
   Recovery of valuation allowance on advances to Local Limited
      Partnerships                                                                        -                 160,000

   Cash distribution income                                                          19,662                 153,491
                                                                           ----------------        ----------------
     Total Revenue                                                                   27,434                 322,769
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  78,555                  78,476
   General and administrative (includes reimbursements to
     an affiliate in the amount of  $2,114 and  $11,327
     in 2009 and 2008, respectively)                                                 31,927                  36,728
   Amortization                                                                       1,275                   1,389
                                                                           ----------------        ----------------
     Total Expense                                                                  111,757                 116,593
                                                                           ----------------        ----------------

Income (loss) before equity in income (losses) of Local Limited Partnerships
and loss on sale of investments in Local Limited Partnerships                       (84,323)                206,176


Equity in income (losses) of Local Limited Partnerships (Note 1)                     13,959                 (81,642)

Loss on sale of investments in Local Limited Partnerships                                 -                 (54,856)
                                                                           -----------------        -----------------

Net Income (Loss)                                                          $        (70,364)       $         69,678
                                                                           =================        =================

Net Income (Loss) allocated:
   General Partners                                                        $           (704)       $            697
   Limited Partners                                                                 (69,660)                 68,981
                                                                           -----------------        ----------------
                                                                           $        (70,364)       $         69,678
                                                                           =================         ==============
Net Income (Loss) per Limited Partner Unit
   (68,929 Units)                                                          $         (1.01)        $           1.00
                                                                           =================         ==============

   The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2009
                                   (Unaudited)








                                                               Initial            Investor
                                              General          Limited             Limited
                                             Partners          Partner            Partners               Total
                                           -------------   -------------       --------------        ------------
Balance at March 31, 2009                  $      31,654   $        5,000      $    3,138,111       $   3,174,765

Net Loss                                            (704)               -             (69,660)            (70,364)
                                           -------------   --------------      --------------       --------------

Balance at June 30, 2009                   $      30,950   $        5,000      $    3,068,451       $   3,104,401
                                           =============   ==============      ==============       ==============

    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)






                                                                                 2009                    2008
                                                                             -------------         ------------

Net cash provided by (used for) operating activities                         $     (74,992)       $      88,608

Net cash provided by investing activities                                                -               29,000
                                                                             -------------        -------------

Net increase (decrease) in cash and cash equivalents                               (74,992)             117,608

Cash and cash equivalents, beginning                                             2,097,247            2,185,265
                                                                             -------------        -------------

Cash and cash equivalents, ending                                            $   2,022,255        $   2,302,873
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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2009. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2009 and 2008.

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

1.   Investments in Local Limited Partnerships
______________________________________________

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


The following is a summary of investment in Local Limited Partnership at June 30, 2009 and March 31, 2009:

                                                                                     June 30,             March 31,
Capital contributions paid to Local Limited Partnership and purchase price       ---------------     ---------------
   paid to withdrawing partners of Local Limited Partnership                     $      5,811,236   $      5,811,236

Cumulative equity in losses of Local Limited Partnership                               (2,284,409)        (2,298,368)

Cumulative cash distributions received from Local Limited Partnership                     (19,610)           (19,610)
                                                                                 ----------------   -----------------

Investment in Local Limited Partnership before adjustments                              3,507,217          3,493,258

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                          178,600            178,600

   Cumulative amortization of acquisition fees and expenses                               (85,582)           (84,307)
                                                                                 ----------------   ----------------

Investment in Local Limited Partnership before valuation allowance                      3,600,235          3,587,551

Valuation allowance on investment in Local Limited Partnership                         (2,364,000)        (2,364,000)
                                                                                 ----------------   ----------------

Investment in Local Limited Partnership                                          $      1,236,235   $      1,223,551
                                                                                 ================   ================

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)
_________________________________________________________

The Partnership has also recorded a valuation allowance for its investment in the Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership's share of the net income (losses) of the Local Limited Partnership for the three months ended June 30, 2009 is $13,959 and $226,083, respectively. For the three months ended June 30, 2008, the Partnership has not recognized $144,441 of equity in losses relating to certain Local Limited Partnerships in which the cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

 2.  Fair Value Measurements
_____________________________
SFAS No. 157
_____________
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Partnership's financial position, operations or cash flow. This standard requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2009 and March 31, 2009 includes cash equivalents of $2,022,255 and $2,097,247, respectively.

SFAS No. 159
_____________
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS (continued)
                             (Unaudited)


3.   New Accounting Principles
_______________________________
FIN48-3
_________
In December 2008, the FASB issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Partnership's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

SFAS No. 168
_____________
In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Partnership's financial position or results of operations, but will change the way in which GAAP is referenced in the Partnership's financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

SFAS No. 165
____________
In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Partnership adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued. During this period, the Partnership did not have any recognizable subsequent events.

FAS 107-1 and APB 28-1
_______________________
In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim disclosures about Fair Value Measurement", which amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Partnership's financial position or results of operations.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4.   Significant Subsidiaries
______________________________
The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of June 30, 2009 or 2008 or net income (losses) for the three months ended either June 30, 2009 or 2008. The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2009 and 2008:

Circle Terrace Associates Limited Partnership                                          2009           2008
---------------------------------------------                                     --------------   -----------
Revenue                                                                           $  707,000        $ 680,500
Net Income (loss)                                                                 $   14,100        $ (68,500)


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,236,235 and $1,223,551 at June 30, 2009 and March 31, 2009, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investment in Local Limited Partnership. Periodically, the carrying value of the investment is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for the Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to the Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnership.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                      (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
_______________________________
At June 30, 2009, the Partnership had cash and cash equivalents of $2,022,255 compared with $2,097,247 at March 31, 2009. The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities, partially offset by cash distributions received from the Local Limited Partnership.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2009 and March 31, 2009, approximately $1,947,000 and $2,030,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $304,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2009, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions
___________________
No cash distributions were made during the three months ended June 30, 2009.

Results of Operations
_____________________
The Partnership's results of operations for the three months ended June 30, 2009 resulted in net loss of $70,364 as compared to net income of $69,678 for the same period in 2008. The increase in net loss is primarily attributable to a decrease in other income and a decrease in recovery of valuation allowance on investments in Local Limited Partnerships. These effects were partially offset by an increase in equity in income of Local Limited Partnerships and a decrease in loss on sale of investments in Local Limited Partnerships. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The decrease in recovery of valuation allowance on advance to Local Limited Partnerships is the result of a reimbursement of advances made from one Local Limited Partnership during the three months ended June 30, 2008 . The increase in equity in income is due to the decrease in number of properties recording losses in the current period as compared with the same period in 2008. The decrease in loss on sale of investments in Local Limited Partnerships is the result of the return of proceeds from the previous sale of investments in two Local Limited Partnerships during the three months ended June 30, 2008, as compared with no sale of investments in Local Limited Partnerships in the current period.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                         (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update
________________
The Partnership was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The fiscal year of the Partnership ends on March 31.

Municipal Mortgage & Equity, LLC ("MuniMae") is in the process of selling substantially all of the assets of its Low Income Housing Tax Credit business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and/or Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and a second closing is scheduled for on or about August 31, 2009. The entire sale will be completed no later than December 31, 2009. Upon completion of the acquisition, the business will be owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and/or RECP ("Boston Financial"). The general partner of Boston Financial will be BFIM Management, LLC, a JEN affiliate. Effective as of July 30, 2009, MuniMae has engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Partnership. Most of the employees of MuniMae's LIHTC business have joined Boston Financial and BFIM; the operations of the business are to remain intact in the Boston office and the Partnership will continue to be managed and administered in the ordinary course.

Arch Street VIII, Inc. is the Managing General Partner of the Partnership ("Arch Street") and Arch Street V Limited Partnership is the co-General Partner of the Partnership ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, the ownership interests in Arch Street are being transferred from entities controlled by MuniMae to one or more entities controlled by or associated with Boston Financial. The transfer is expected to occur on or about August 31, 2009, and will not change the organizational structure of the Partnership. The principal office and place of business of the Partnership subsequent to the transfer will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of June 30, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                       (A Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions
____________________
The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the quarter ended March 31, 2009. The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, have begun exploring an exit strategy that could result in a December 2009 disposition of the Partnership's interest in this Local Limited Partnership. Net sales proceeds, if any, as well as taxable income, are unknown at this time.

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

As previously reported, Schumaker Place, located in Salisbury, Maryland, continued to operate above breakeven as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner's refinancing of the Property in July 2004. In connection with the Partnership's approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership could transfer its interest in the Local Limited Partnership to the Local General Partner, for $75,000, or $1.09 per Unit, any time after the Property's Compliance Period, which expired on December 31, 2007. On April 18, 2008, the Managing General Partner exercised the Partnership's option to transfer its interest in Schumaker, for $75,000, or $1.09 per Unit. This disposition resulted in 2008 taxable income of $153,128, or $2.22 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the entire amount of proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

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

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)



                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures
__________________________________
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting
_________________________________________
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the Partnership's internal control over financial reporting as of June 30, 2009. Based on this assessment, management concluded that, as of June 30, 2009, the Partnership's internal control over financial reporting was designed effectively.

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


Date:  August 14, 2009                BOSTON FINANCIAL QUALIFIED HOUSING
                                      TAX CREDITS L.P. V

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