Form 10-Q
period 2009-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2009-11-16
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
                        ------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from____________ to________________


                         Commission file number 0-19706

Boston Financial Qualified Housing Tax Credits L.P.V
----------------------------------------------------------

  (Exact name of registrant as specified in its charter)

         Massachusetts                           04-3054464
---------------------------------------    --------------------
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)       Identification No.)


   101 Arch Street, Boston, Massachusetts             02110-1106
-----------------------------------------------  -----------------
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

Large accelerated filer ___                       Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if
                  a smaller reporting company)    Smaller reporting company X
                                                                         _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes____ No X .

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet - September 30, 2009 (Unaudited)
               and March 31, 2009 (Audited)                                                1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended September 30, 2009 and 2008                                     2

          Statement of Changes in Partners' Equity
              (Unaudited) - For the Six Months Ended September 30,
              2009                                                                         3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended September 30, 2009 and 2008                                     4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      14

Item 4.   Controls and Procedures                                                         14

PART II - OTHER INFORMATION

Items 1-6                                                                                 15

SIGNATURE                                                                                 16

CERTIFICATIONS                                                                            17


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                                  BALANCE SHEET
           September 30, 2009 (Unaudited) and March 31, 2009 (Audited)






         Assets                                                                 September 30          March 31
         --------                                                            ---------------     --------------

Cash and cash equivalents                                                   $      1,966,407     $      2,097,247
Restricted cash                                                                            -               19,639
Investments in Local Limited Partnerships (Note 1)                                 1,236,307            1,223,551
                                                                            ----------------     ----------------
   Total Assets                                                             $      3,202,714     $      3,340,437
                                                                            ================     ================

Liabilities and Partners' Equity

Due to affiliate                                                            $        159,746     $         92,361
Accrued expenses                                                                      34,146               53,672
Deferred revenue                                                                           -               19,639
                                                                            ----------------     ----------------
   Total Liabilities                                                                 193,892              165,672

General, Initial and Investor Limited Partners' Equity                             3,008,822            3,174,765
                                                                            ----------------     ----------------
   Total Liabilities and Partners' Equity                                   $      3,202,714     $      3,340,437
                                                                            ================     ================


    The accompanying notes are an integral part of these financial statements.


               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                             STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended September 30, 2009 and 2008
                              (Unaudited)




                                                            Three Months Ended                        Six Months Ended
                                                     September 30,         September 30,       September 30,         September 30,
                                                         2009                  2008                2009                  2008
                                                   ----------------     ----------------     ----------------      ----------------
Revenue
   Investment                                      $          7,479      $         10,721    $         15,251      $         19,999
   Recovery of provision for valuation
     allowance on advances to Local
     Limited Partnerships                                         -                     -                   -               160,000
   Cash distribution income                                       -                     -              19,662               153,491
                                                   ----------------      ----------------    ----------------      ----------------
       Total Revenue                                          7,479                10,721              34,913               333,490
                                                   ----------------      ----------------    ----------------      ----------------

Expenses:
  Asset management fees, affiliate                           78,555                78,476             157,110               156,952
  General and administrative (includes reimbursement
  to affiliate in the amounts of $4,750 and $18,401
  for the six months ended September 30, 2009 and 2008,
  respectively)                                             24,575                 35,102              56,502                71,830
  Amortization                                               1,277                  1,351               2,552                 2,740
                                                   ----------------      ----------------    ----------------      ----------------
       Total Expenses                                       104,407               114,929             216,164               231,522
                                                   ----------------      ----------------    ----------------      ----------------

Income (Loss) before equity in income
      of Local Limited Partnerships and
       gain (loss) on sale of investments in
       Local Limited Partnerships                          (96,928)              (104,208)           (181,251)              101,968

Equity in income of Local Limited
   Partnership (Note 1)                                      1,349                171,745              15,308                90,103

Gain (loss) on sale of investments in Local
   Limited Partnerships                                          -                 11,188                   -               (43,668)
                                                   ----------------      ----------------    ----------------      ----------------

Net Income (Loss)                                  $       (95,579)      $         78,725    $       (165,943)     $        148,403
                                                   ================      ================    ================-     ================

Net Income (Loss) allocated:
   General Partners                                $          (955)      $            787    $         (1,659)     $          1,484
   Limited Partners                                        (94,624)                77,938            (164,284)              146,919
                                                   ---------------       ----------------    ----------------      ----------------
                                                   $       (95,579)      $         78,725    $       (165,943)     $        148,403
                                                   ================      ================    ================-     ================

Net Income (Loss) Per Limited Partner
   Unit (68,929 Units)                             $         (1.37)      $           1.13    $         (2.38)      $           2.13
                                                   ===============-      ================    ===============-      ================

 The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2009
                                   (Unaudited)





                                                               Initial            Investor
                                              General          Limited             Limited
                                             Partners          Partner            Partners               Total

Balance at March 31, 2009                  $      31,654   $        5,000      $    3,138,111       $   3,174,765

Net Loss                                          (1,659)               -            (164,284)           (165,943)
                                           -------------   --------------      --------------       --------------

Balance at September 30, 2009              $      29,995   $        5,000      $    2,973,827       $   3,008,822
                                           =============   ==============      ==============       =============

  The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)




                                                                                 2009                    2008
                                                                             -------------         -------------

Net cash provided by (used for) operating activities                         $    (130,840)       $      24,140

Net cash provided by investing activities                                                -              168,939
                                                                             --------------        -------------

Net increase (decrease) in cash and cash equivalents                              (130,840)             193,079

Cash and cash equivalents, beginning                                             2,097,247            2,185,265
                                                                             -------------        --------------

Cash and cash equivalents, ending                                            $   1,996,407        $   2,378,344
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2009 and 2008.

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


The following is a summary of investment in Local Limited Partnership at September 30, 2009 and March 31, 2009:

                                                                                     September 30,        March 31,
Capital contributions paid to Local Limited Partnership and purchase price
   paid to withdrawing partners of Local Limited Partnership                     $      5,811,236   $      5,811,236

Cumulative equity in losses of Local Limited Partnership                               (2,283,060)        (2,298,368)

Cumulative cash distributions received from Local Limited Partnership                     (19,610)           (19,610)
                                                                                 ----------------   -----------------

Investment in Local Limited Partnership before adjustments                              3,508,566          3,493,258

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                          178,600            178,600

   Cumulative amortization of acquisition fees and expenses                               (86,859)           (84,307)
                                                                                 ----------------   -----------------

Investment in Local Limited Partnership before valuation allowance                      3,600,307          3,587,551

Valuation allowance on investment in Local Limited Partnership                         (2,364,000)        (2,364,000)
                                                                                 ----------------   -----------------

Investment in Local Limited Partnership                                          $      1,236,307   $      1,223,551
                                                                                 ================   =================

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

The Partnership's share of the net income (losses) of the Local Limited Partnership for the six months ended September 30, 2009 and 2008 is $15,308 and $54,338, respectively. For the six months ended September 30, 2008, the Partnership has not recognized $144,441 of equity in losses relating to certain Local Limited Partnerships in which the cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

 2.  Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which provided enhanced guidance for using fair value to measure assets and liabilities. The authoritative guidance, which is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, established a common definition of fair value, providing a framework for measuring fair value under U.S. generally accepted accounting principles and expanding disclosure requirements about fair value measurements. In February 2008, additional authoritative guidance was issued which delays the above effective date for fair value measurement of all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted certain provisions of the authoritative guidance for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. This partial adoption of did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions to have a material effect on the Partnership's financial position, operations or cash flow. This authoritative guidance requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at September 30 and March 31, 2009 includes cash equivalents of $1,966,407 and $2,097,247, respectively.

In February 2007, the FASB issued authoritative guidance which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not elected to measure any financial assets and financial liabilities at fair value.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   New Accounting Principles

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued authoritative guidance which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. As required, the Partnership adopted this authoritative guidance effective April 1, 2007 and concluded that the effect was not material to its financial statements. In December 2008, the FASB issued additional authoritative guidance which deferred the effective date for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of this authoritative guidance by pass through and not-for-profit entities. If required, the General Partner may modify the Partnership's disclosures in accordance with the FASB's guidance.

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009. The Partnership has adopted this authoritative guidance with its September 30, 2009 reporting. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Partnership's financial position or results of operations, but did change the way in which GAAP is referenced in the Partnership's financial statements.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Partnership adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were issued.

Interim Disclosures about Fair Value Measurement

In April 2009, the FASB issued authoritative guidance which amends previous professional standards, to require disclosures about the fair value of financial instruments for interim reporting periods. The authoritative guidance, effective for interim and annual reporting periods ending after June 15, 2009, also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. The Partnership adopted this authoritative guidance for the quarter ended June 30, 2009 and the adoption did not have a material impact on the Partnership's financial position or results of operations.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of September 30, 2009 or 2008 or net income (losses) for the three months then ended. The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2009 and 2008:

Circle Terrace Associates Limited Partnership                                          2009                 2008
---------------------------------------------                                     --------------       ------------
Revenue                                                                           $      779,734     $      711,463
Net Income                                                                        $        1,363     $      180,706


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,236,307 and $1,223,551 at September 30, 2009 and March 31, 2009, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of $1,966,407 compared with $2,097,247 at March 31, 2009. The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities, partially offset by cash distributions received from the Local Limited Partnership.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2009 and March 31, 2009, approximately $1,930,000 and $2,030,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $304,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2009, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2009.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2009 resulted in net loss of $95,579 as compared to net income of $78,725 for the same period in 2008. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in equity in income of Local Limited Partnership. These effects were partially offset by a decrease in general and administrative costs. The decrease in gain on sale of investments in Local Limited Partnerships is the result of the sale of investments in one Local Limited Partnerships that netted sale proceeds during the three months ended September 30, 2008, as compared with no sale of investment in Local Limited Partnerships in the current period. The decrease in equity in income is due to a decrease in net income from one Local Limited Partnership. General and administrative costs decreased primarily due to a reduction in investor reporting, salary, and accounting expense.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2009 resulted in net loss of $165,943 as compared to net income of $148,403 for the same period in 2008. The decrease in net income is primarily attributable to a decrease in equity in income of Local Limited Partnerships, a decrease in other income, and a decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships. These effects were partially offset by a decrease in loss on sale of investments in Local Limited Partnerships and a decrease in general and administrative expenses. The decrease in equity in income is due to a decrease in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The Partnership had a decrease in other income during the period ended September 30, 2009 due to a decrease in final distributions from Local Limited Partnerships no longer held as investment by the Partnership. The decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships results from the reimbursement of advances made from one Local Limited Partnership during the six months ended September 30, 2008. The decrease in loss on sale of investments in Local Limited Partnerships is the result of the return of proceeds from the previous sale of two investments in Local Limited Partnerships during the same period ended 2008 compared with no loss on sale of investment in the current period. General and administrative costs decreased primarily due to a reduction in legal, salary and accounting expense as a result of the decrease in property investments held.

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

Municipal Mortgage & Equity, LLC ("MuniMae") has now sold substantially all of the assets of its Low Income Housing Tax Credit ("LIHTC") business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. The business is owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and RECP ("Boston Financial"). The general partner of Boston Financial is BFIM Management, LLC, a JEN affiliate. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Partnership. Most of the employees of MuniMae's LIHTC business have joined Boston Financial, the operations of the business are to remain intact in the Boston office and the Partnership will continue to be managed and administered in the ordinary course.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Arch Street VIII, Inc. is the Managing General Partner of the Partnership ("Arch Street") and Arch Street V Limited Partnership is the co-General Partner of the Partnership ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, ownership and control of the Managing General Partner and control of the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer will not change the organizational structure of the Partnership. The principal office and place of business of the Partnership will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of September 30, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

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

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the quarter ended June 30, 2009. The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, have begun exploring an exit strategy that could result in a March 2010 disposition of the Partnership's interest in this Local Limited Partnership. A purchase and sales contract is estimated to be signed in November 2009. Net sales proceeds are projected to be approximately $6,850,000, or $99.38 per Unit. The Managing General Partner estimates 2010 tax loss to be approximately $4,500,000, or $65.29 per Unit.

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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. The Partnership's Chief Executive Officer and its Chief Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining disclosure controls for the Partnership. The controls and procedures established by the Partnership are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of September 30, 2009, the Partnership's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership's internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


Date:  November 16, 2009          BOSTON FINANCIAL QUALIFIED HOUSING
                                  TAX CREDITS L.P. V

                                   By: Arch Street VIII, Inc.,
                                       its Managing General Partner


                                       /s/Kenneth J. Cutillo
                                         Kenneth J. Cutillo
                                         President
                                        Arch Street VIII, Inc.