Form 10-Q
period 2009-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2010-02-16
CIK 852953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2009
                            -------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from______ to________


          Commission file number 0-19706

 Boston Financial Qualified Housing Tax Credits L.P. V
------------------------------------------------------------

    (Exact name of registrant as specified in its charter)

         Massachusetts                           04-3054464
--------------------------------------    ---------------------
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)        Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
-----------------------------------------------  --------------------
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

Large accelerated filer ___                      Accelerated Filer  ___
Non-accelerated filer   ___ (Do not check if
a smaller reporting company)                     Smaller reporting company  X
                                                                         ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                       Yes No X .

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet - December 31, 2009 (Unaudited)
               and March 31, 2009 (Audited)                                                1

          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended December 31, 2009 and 2008                                      2

          Statement of Changes in Partners' Equity
              (Unaudited) - For the Nine Months Ended December 31,
              2009                                                                         3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended December 31, 2009 and 2008                                      4

          Notes to the Financial Statements (Unaudited)                                    5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      14

Item 4.   Controls and Procedures                                                         14

PART II - OTHER INFORMATION
---------------------------

Items 1-6                                                                                 15

SIGNATURE                                                                                 16

CERTIFICATIONS                                                                            17


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                             (A Limited Partnership)




                                  BALANCE SHEET
           December 31, 2009 (Unaudited) and March 31, 2009 (Audited)






  Assets                                                                      December 31            March 31
                                                                            ---------------      ----------------

Cash and cash equivalents                                                   $      1,797,693     $      2,097,247
Restricted cash                                                                            -               19,639
Investment in Local Limited Partnership (Note 1)                                   1,446,240            1,223,551
Other assets                                                                              77                    -
                                                                            ----------------     ----------------
   Total Assets                                                             $      3,244,010     $      3,340,437
                                                                            ================     ================

Liabilities and Partners' Equity

Due to affiliate                                                            $         83,781     $         92,361
Accrued expenses                                                                      38,764               53,672
Deferred revenue                                                                           -               19,639
                                                                            ----------------     ----------------
   Total Liabilities                                                                 122,545              165,672

General, Initial and Investor Limited Partners' Equity                             3,121,465            3,174,765
                                                                            ----------------     ---------------
   Total Liabilities and Partners' Equity                                   $      3,244,010     $      3,340,437
                                                                            ================     ================



The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                               STATEMENTS OF OPERATIONS
            For the Three and Nine Months Ended December 31, 2009 and 2008
                                 (Unaudited)




                                                            Three Months Ended                        Nine Months Ended
                                                     December 31,          December 31,        December 31,          December 31,
                                                         2009                  2008                2009                  2008
                                                   ----------------     ----------------     ----------------      --------------
Revenue
   Investment                                      $          5,623      $         10,352    $         20,874      $         30,351
   Recovery of provision for valuation
     allowance on advances to Local
     Limited Partnerships                                         -                     -                   -               160,000
   Cash distribution income                                  13,035                     -              32,697               153,491
                                                   ----------------      ----------------    ----------------      ----------------
       Total Revenue                                         18,658                10,352              53,571               343,842
                                                   ----------------      ----------------    ----------------      ----------------

Expenses:
   Asset management fees, affiliate                          78,555                78,476             235,665               235,428
    Impairment on investment in
        Local Limited Partnership (Note 1)                        -             2,364,000                   -             2,364,000
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $9,976 and
     $21,524 for the nine months ended
     December 31, 2009 and 2008,
     respectively)                                           37,393                27,000              93,895                98,830
   Amortization                                               1,275                 1,275               3,827                 4,015
                                                   ----------------      ----------------    ----------------      ----------------
       Total Expenses                                       117,223             2,470,751             333,387             2,702,273
                                                   ----------------      ----------------    ----------------      ----------------

Loss before equity in income
     of Local Limited Partnership and
       loss on sale of investments in
       Local Limited Partnerships                          (98,565)           (2,460,399)            (279,816)           (2,358,431)

Equity in income of Local Limited
   Partnership (Note 1)                                     211,208               272,757             226,516               362,860

Loss on sale of investments in Local
   Limited Partnerships                                           -                     -                   -               (43,668)
                                                   ----------------      ----------------    ----------------      ----------------

Net Income (Loss)                                  $        112,643      $    (2,187,642)    $        (53,300)     $     (2,039,239)
                                                   ================      ================    ================-     ================-

Net Income (Loss) allocated:
   General Partners                                $          1,126      $       (21,876)    $           (533)     $        (20,392)
   Limited Partners                                         111,517           (2,165,766)             (52,767)           (2,018,847)
                                                   ----------------      ---------------     ----------------      ----------------
                                                   $        112,643      $    (2,187,642)    $        (53,300)     $     (2,039,239)
                                                   ================      ===============     ================-     ================-

Net Income (Loss) Per Limited Partner
   Unit (68,929 Units)                             $           1.62      $        (31.42)    $         (0.76)      $        (29.29)
                                                   ================      ===============     ===============-      ===============-

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2009
                                   (Unaudited)





                                                               Initial            Investor
                                              General          Limited             Limited
                                             Partners          Partner            Partners               Total

Balance at March 31, 2009                  $      31,654   $        5,000      $    3,138,111       $   3,174,765

Net Loss                                            (533)               -             (52,767)            (53,300)
                                           -------------   --------------      --------------       -------------

Balance at December 31, 2009               $      31,121   $        5,000      $    3,085,344       $   3,121,465
                                           =============   ==============      ==============       =============


    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2009 and 2008
                                   (Unaudited)




                                                                                 2009                    2008
                                                                             -------------         -------------

Net cash used for operating activities                                       $    (299,554)       $    (240,873)

Net cash provided by investing activities                                                -              236,855
                                                                             -------------        --------------

Net decrease in cash and cash equivalents                                         (299,554)              (4,018)

Cash and cash equivalents, beginning                                             2,097,247            2,185,265
                                                                             -------------        --------------

Cash and cash equivalents, ending                                            $   1,797,693        $   2,181,247
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2009 and 2008.

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

1.   Investment in Local Limited Partnership

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


The following is a summary of investment in Local Limited Partnership at December 31, 2009 and March 31, 2009:

                                                                                      December 31,        March 31,
Capital contributions paid to Local Limited Partnership and purchase price
   paid to withdrawing partners of Local Limited Partnership                     $      5,811,236     $    5,811,236

Cumulative equity in losses of Local Limited Partnership                               (2,071,852)        (2,298,368)

Cumulative cash distributions received from Local Limited Partnership                     (19,610)           (19,610)
                                                                                 ----------------    -----------------

Investment in Local Limited Partnership before adjustments                              3,719,774          3,493,258

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                          178,600            178,600

   Cumulative amortization of acquisition fees and expenses                               (88,134)           (84,307)
                                                                                 ----------------   ----------------

Investment in Local Limited Partnership before valuation allowance                      3,810,240          3,587,551

Valuation allowance on investment in Local Limited Partnership                         (2,364,000)        (2,364,000)
                                                                                 ----------------   ----------------

Investment in Local Limited Partnership                                          $      1,446,240      $   1,223,551
                                                                                 ================     ================


               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

1. Investment in Local Limited Partnership (continued)

The Partnership has also recorded a valuation allowance for its investment in the Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership's share of the net income (losses) of Local Limited Partnerships for the nine months ended December 31, 2009 and 2008 is $226,516 and $218,419, respectively. For the nine months ended December 31, 2008, the Partnership has not recognized $144,441 of equity in losses relating to certain Local Limited Partnerships in which the cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Partnership adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2009 through February 16, 2010, the date the financial statements were issued.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance which amends existing consolidation guidance for variable interest entities. The guidance requires ongoing reassessment to determine whether a variable interest entity must be consolidated, requires additional disclosures regarding involvement with variable interest entities and disclosure of any significant changes in risk exposure due to that involvement. This guidance will be effective for the Partnership's fiscal year beginning April 1, 2010. The Partnership is currently evaluating the effects of this guidance on its financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of December 31, 2009 or 2008 or net income (loss) for the three months then ended. The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2009 and 2008:

Circle Terrace Associates Limited Partnership                                          2009                 2008
---------------------------------------------                                     --------------       ------------
Revenue                                                                           $      721,160     $      683,744
Net Income                                                                        $      213,341     $      275,512




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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,446,240 and $1,223,551 at December 31, 2009 and March 31, 2009, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the value of its investment in Local Limited Partnership. Periodically, the carrying value of the investment is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for the Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to the Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnership.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of $1,797,693 compared with $2,097,247 at March 31, 2009. The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities, partially offset by cash distributions received from the Local Limited Partnership.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2009 and March 31, 2009, approximately $1,750,000 and $2,030,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2009, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2009.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2009 resulted in a net income of $112,643 as compared to a net loss of $2,187,642 for the same period in 2008. The decrease in net loss is primarily attributable to a decrease in impairment on investment in Local Limited Partnership and an increase in other income. These effects were partially offset by a decrease in equity in income of Local Limited Partnership and an increase in general and administrative costs. The decrease in impairment on investment in Local Limited Partnership is a result of the Partnership recording impairment for its investment in a certain Local Limited Partnership in 2008 compared with no impairment recorded in 2009. The increase in other income is the result of a final distribution received during the three months ended December 31, 2009 from a Local Limited Partnership no longer held as an investment by the Partnership. The decrease in equity in income is due to a decrease in net income from one Local Limited Partnership. General and administrative costs increased primarily due to an increase in investor reporting, salary, and accounting expense.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2009 resulted in net loss of $53,300 as compared to net loss of $2,039,239 for the same period in 2008. The decrease in net loss is primarily attributable to a decrease in impairment on investment in Local Limited Partnership, and a decrease in loss on sale of investments in Local Limited Partnerships. These effects were partially offset by a decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships, a decrease in equity in income of Local Limited Partnerships, and a decrease in other income, and a decrease in investment income. The decrease in impairment on investment in Local Limited Partnership is due to the Partnership recording impairment on its investment during the nine months ended December 31, 2008. The decrease in loss on sale of investments in Local limited Partnerships is the result of the return of proceeds from the previous sale of two investments in Local Limited Partnerships during the same period ended 2008 compared with no loss on sale of investment in the current period. The decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships results from the reimbursement of advances made from one Local Limited Partnership during the nine months ended December 31, 2008. The decrease in equity in income is due to a decrease in unrecognized losses by the partnership of Local Limited partnerships with carrying values of zero. The Partnership had a decrease in other income during the period ended December 31, 2009 due to a decrease in final distributions from Local Limited Partnerships no longer held as investments by the Partnership. The Partnership had a decrease in investment revenue during the period ended December 31, 2009 due to a decrease in the average balance of funds held for investment.

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

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Arch Street VIII, Inc. is the Managing General Partner of the Partnership ("Arch Street") and Arch Street V Limited Partnership is the co-General Partner of the Partnership ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, ownership and control of the Managing General Partner and control of the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer did not change the organizational structure of the Partnership. The principal office and place of business of the Partnership will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of December 31, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership's prospectus.

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

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the quarter ended September 30, 2009. The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that should result in a May 2010 disposition of the Partnership's interest in this Local Limited Partnership. A purchase and sales contract was signed January 10, 2010. Net sales proceeds are projected to be approximately $7,250,000, or $105.18 per Unit. The Managing General Partner estimates 2010 tax loss to be approximately $4,500,000, or $65.29 per Unit.

As previously reported, the Managing General Partner anticipated that the Partnership's interest in the Local Limited Partnership that owned Timothy House, located in Towson, Maryland, would be terminated upon the sale of the Property in 2007. The Property was sold on September 1, 2007, effectively terminating the Partnership's interest in the Local Limited Partnership. This sale resulted in net proceeds to the Partnership of $1,849,083, or $26.83 per Unit. This sale resulted in 2007 taxable income of $791,519, or $11.48 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, as noted in the Cash Distributions section above, in September 2007. On April 9, 2008, $45,000, or $0.65 per unit, of the previously reported sales proceeds of $1,849,083, or $26.83 per Unit, was returned as a result of a state income tax obligation. This resulted in a 2008 capital loss of $45,000, or $0.65 per unit. The Partnership no longer has an interest in this Local Limited Partnership.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner anticipated a 2007 disposition of the Partnership's interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland. On December 21, 2007, the property was sold, resulting in net sales proceeds to the Partnership of $1,818,305, or $26.38 per Unit. The Managing General Partner initially expected the Partnership to receive a nominal amount of additional proceeds, but due to the Partnership's obligation to pay Maryland State Income taxes resulting from this transaction, the Partnership will not receive additional proceeds. This sale resulted in 2007 taxable income of $2,893,026, or $41.97 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds from the sale in Reserves. On April 9, 2008, $21,000, or $0.30 per unit, of the previously reported sales proceeds of $1,818,305, or $26.38 per Unit, was returned as a result of a state income tax obligation. This resulted in a 2008 capital loss of $21,000, or $0.30 per unit. On December 17, 2009, $13,035, or $0.19 per unit, was returned to the Partnership as a result of Asset Management Fees due to the Partnership. This will result in a 2009 capital loss of $13,035, or $0.19 per unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of December 31, 2009, the Partnership's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership's internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


Date:  February 16, 2010               BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. V

                                       By: Arch Street VIII, Inc.,
                                           its Managing General Partner


                                         /s/Kenneth J. Cutillo
                                           ___________________
                                           Kenneth J. Cutillo
                                           President
                                           Arch Street VIII, Inc.