Form 10-K
period 2010-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2010-06-29
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                          March 31, 2010----------------------------

                                                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________  to____________________

                                                                                                              Commission file number             0-19706

Boston Financial Qualified Housing Tax Credits L.P. V_______________
(Exact name of registrant as specified in its charter)

Massachusetts 04-3054464_______
(State or other jurisdiction of (I.R.S. Employer Identification No.)
incorporation or organization)

101 Arch Street, Boston, Massachusetts 02110-1106 ___________
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code                               (617) 439-3911________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                                 ☐ Yes   ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                            ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

    Large accelerated filer   ☐                                                                                              Accelerated Filer   ☐
    Non-accelerated filer   ☐  (Do not check if a smaller reporting company)             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                                                                                                                                           ☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $60,904,650 as of March 31, 2010.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

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

Item 5   Market for the Registrant's Units and
             Related Security Holder Matters                                                                   K-9
Item 7   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                           K-9
Item 8   Financial Statements and Supplementary Data                                           K-13
Item 9   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                                                     K-13
Item 9A Controls and Procedures                                                                                K-13
Item 9B Other Information                                                                                             K-14

PART III

Item 10   Directors and Executive Officers
               of the Registrant                                                                                               K-14
Item 11   Management Remuneration                                                                           K-15
Item 12   Security Ownership of Certain Beneficial
               Owners and Management                                                                               K-15
Item 13   Certain Relationships and Related Transactions                                       K-15
Item 14   Principal Accountant Fees and Services                                                     K-17
Item 15   Exhibits, Financial Statement Schedules, and Director
                Independence                                                                                                  K-17

SIGNATURES                                                                                                                 K-18

CERTIFICATIONS                                                                                                         K-19

-

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

-

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

(1)  On January 1, 1994, Lorne Park merged into Strathern Park in a business combination accounted for as a pooling of interests.  Lorne Park’s total assets, liabilities and partners’ equity were combined with Strathern Park at their existing book value, and neither partnership recognized a gain or loss on the merger.

(2)  The Partnership no longer has an interest in the Local Limited Partnership which owns this Property.

-

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

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership.  The other General Partner of the Partnership is Arch Street V Limited Partnership.  The Partnership, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partners, for certain expenses and overhead costs.  A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.

The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.

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

		Capital Contributions
Local Limited Partnership		Total	Paid	Mtge. Loans		Occupancy at
Property Name	Number of	Committed at	Through	Payable at	Type of	March 31,
Property Location	Apts Units	March 31, 2010	March 31, 2010	December 31, 2009	Subsidy*	2010

Circle Terrace Associates Limited
Partnership
Circle Terrace
Lansdowne, MD	303	$5,811,236	$5,811,236	$4,038,774	Section 8	98%

Section 8
This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

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

As of March 31, 2010, there were 2,838 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually.  During the years ended March 31, 2010 and 2009, no cash distribution was paid.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project”, “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward looking statements.   The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Qualified Housing Tax Credits L.P. V (the “Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits.  The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Partnership ends on March 31.

As of March 31, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the property’s Tax Credits.  The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2007.  The Partnership disposed of three Local Limited Partnership interests during the year ended March 31, 2009.

The Managing General Partner will continue to closely monitor the operations of the remaining Property and continues to explore a disposition strategy with respect to the Partnership’s remaining Local Limited Partnership interest.  The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Critical Accounting Policies

The Partnership’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Partnership’s policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.  During the year ended March 31, 2009, the Partnership concluded that Circle Terrace Associates, L.P. had experienced an other-than-temporary decline in its carrying value and recorded impairment losses of $2,364,000.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of $1,697,686 compared with $2,097,247 at March 31, 2009.  The decrease is attributable to net cash used for operations. Cash used for operations increased due to an increase in legal and investor reporting expenses and includes $314,220 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2010 and 2009, approximately $1,649,000 and $2,030,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2010, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2010, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

The Partnership is currently working on disposing of its interest in its Local Limited Partnership during the next twelve months.  This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantee can be made as to the extent of its outcome on distributions.  Based on the results of 2009 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts may be needed to fund Property operating costs.  In addition, the Property may benefit from some type of federal or state subsidy and, as a consequence, is subject to restrictions on cash distributions.

Results of Operations

The Partnership’s results of operations for the year ended March 31, 2010 resulted in net loss of $429,397 as compared to net loss of $2,259,375 for the same period in 2009.  The decrease in net loss is primarily attributable to a decrease in impairment on investment in Local Limited Partnership, and a decrease in loss on sale of investments in Local Limited Partnerships.  These effects were partially offset by a decrease in equity in income of Local Limited Partnerships, a decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships, a decrease in other income, and a decrease in investment income.  The decrease in impairment on investment in Local Limited Partnership is due to the Partnership recording impairment on its investment during the year ended March 31, 2009.  The decrease in loss on sale of investments in Local limited Partnerships is the result of the return of proceeds from the previous sale of two investments in Local Limited Partnerships during the year ended March 31, 2009 compared with no loss on sale of investment in the current year. The decrease in equity in income is due to a decrease in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships results from the reimbursement of advances made from one Local Limited Partnership during the year ended March 31, 2009.  The Partnership had a decrease in other income during the year ended March 31, 2010 due to a decrease in final distributions from Local Limited Partnerships no longer held as investments by the Partnership.  The Partnership had a decrease in investment revenue during the year ended March 31, 2010 due to a decrease in the average balance of funds held for investment.

Low-Income Housing Tax Credits

The Tax Credit per Limited Partner stabilized in 1993.  The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the year ended December 31, 2009.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that should now result in an December 2010 disposition of the Partnership’s interest in this Local Limited Partnership.  A May 2010 disposition date was previously reported; however, there are outstanding items that need to be finalized before a disposition can occur.  A purchase and sales contract was signed January 10, 2010.  Net sales proceeds are projected to be approximately $7,250,000, or $105.18 per Unit.  The Managing General Partner currently estimates a $3,200,000, or $46.43 per Unit, taxable gain for 2010.

As previously reported, the Managing General Partner anticipated that the Partnership’s interest in the Local Limited Partnership that owned Timothy House, located in Towson, Maryland, would be terminated upon the sale of the Property in 2007.  The Property was sold on September 1, 2007, effectively terminating the Partnership’s interest in the Local Limited Partnership.  This sale resulted in net proceeds to the Partnership of $1,849,083, or $26.83 per Unit.  This sale resulted in 2007 taxable income of $791,519, or $11.48 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds from the sale in Reserves, and subsequently distributed the proceeds, in September 2007.  On April 9, 2008, $45,000, or $0.65 per unit, of the previously reported sales proceeds of $1,849,083, or $26.83 per Unit, was returned as a result of a state income tax obligation.  This resulted in a 2008 capital loss of $45,000, or $0.65 per unit.  The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated a 2007 disposition of the Partnership’s interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland.  On December 21, 2007, the property was sold, resulting in net sales proceeds to the Partnership of $1,818,305, or $26.38 per Unit.  The Managing General Partner initially expected the Partnership to receive a nominal amount of additional proceeds, but due to the Partnership’s obligation to pay Maryland State Income taxes resulting from this transaction, the Partnership will not receive additional proceeds.  This sale resulted in 2007 taxable income of $2,893,026, or $41.97 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds from the sale in Reserves.  On April 9, 2008, $21,000, or $0.30 per unit, of the previously reported sales proceeds of $1,818,305, or $26.38 per Unit, was returned as a result of a state income tax obligation.  This resulted in a 2008 capital loss of $21,000, or $0.30 per unit.  On December 17, 2009, $13,035, or $0.19 per unit, was returned to the Partnership as a result of Asset Management Fees due to the Partnership.  The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Schumaker Place, located in Salisbury, Maryland, continued to operate above breakeven as a result of strong occupancy levels and the effect of reduced interest expense resulting from the Local General Partner’s refinancing of the Property in July 2004.  In connection with the Partnership’s approval of this refinancing, the Partnership and the Local General Partner entered into a put agreement whereby the Partnership could transfer its interest in the Local Limited Partnership to the Local General Partner, for $75,000, or $1.09 per Unit, any time after the Property’s Compliance Period, which expired on December 31, 2007.  On April 18, 2008, the Managing General Partner exercised the Partnership’s option to transfer its interest in Schumaker, for $75,000, or $1.09 per Unit.  This disposition resulted in 2008 taxable income of $153,128, or $2.22 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the entire amount of proceeds in Reserves.  The Partnership no longer has an interest in this Local Limited Partnership.

On June 19, 2008, Woodlake Hills, located in Pontiac, Michigan, was sold, effectively disposing of the Partnership’s interest in the Local Limited Partnership that owned Woodlake Hills.  The Partnership did not receive any net sales proceeds from this transaction as outstanding debt on the Property exceeded the sales price.  This disposition resulted in a 2008 taxable loss of $459,844, or $6.67 per Unit.  The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported the Managing General Partner and Local General Partner of Huguenot Park, located in New Paltz, New York, were exploring an exit strategy that would have resulted in the 2008 disposal of the Fund’s interest in the Local Limited Partnership.  Effective September 1, 2008, the Managing General Partner transferred the Partnership’s interest in the Local Limited Partnership that owned Huguenot Park, for $68,000, or $0.99 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the entire amount of proceeds in Reserves.  This disposition resulted in a 2008 loss of $113,320, or $1.64 per Unit.  The Partnership no longer has an interest in this Local Limited Partnership.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2010 and 2009.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Partnership’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Partnership.  The controls and procedures established by the Partnership are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of March 31, 2010, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street VIII, Inc., a Massachusetts corporation (the “Managing General Partner”), an affiliate of Boston Financial.  The Managing General Partner was incorporated in June 1989. The Investment Committee of the Managing General Partner approved all investments.  The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

Name Position

Kenneth J. Cutillo Chief Executive Officer

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 15 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

The Partnership is organized as a limited partnership solely for the purpose of real estate investment and does not have any employees.  Therefore the Partnership has not adopted a Code of Ethics.

The Partnership is structured as a limited partnership that was formed principally for real estate investment and is not a “listed” issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934.  Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Partnership.

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., the partners of Arch Street L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2010, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

Amount
Title of	Name and Address of	Beneficially
Class	Beneficial Owner	Owned	Percent of Class

Limited	Oldham Institutional Tax Credits LLC	8,024 Units	11.64%
Partner	101 Arch Street
Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, 68,929 of which had been sold to the public as of March 31, 2010.  The remaining Units were deregistered in Post-Effective Amendment No. 6, dated January 21, 1992, and herein incorporated by this reference.  Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street L.P. owns five (unregistered) Units not included in the 68,929 Units sold to the public.  Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant.  Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street L.P., Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units.  None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expenses reimbursements made in the two years ended March 31, 2010 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units.  Selling commissions, fees and accountable expenses related to the sale of the Units totaling $9,499,985 have been charged directly to Limited Partners' equity.  In connection therewith, $5,858,935 of selling expenses and $3,641,050 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partners. The Partnership was required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this is included in total offering expenses.  The Partnership has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partners.  These costs are fully amortized as of March 31, 2010.  Total organizational and offering expenses, exclusive of selling commissions, did not exceed 5.5% of Gross Proceeds and organizational and offering expenses, inclusive of selling commissions did not exceed 14.0% of the Gross Proceeds.  No organizational fees, expenses or selling expenses were paid during the two years ended March 31, 2010.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.  Acquisition fees totaled 7% of the Gross Proceeds.  Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds.  As of March 31, 2010, acquisition fees totaling $4,825,005 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $899,430 at March 31, 2010 were incurred and have been reimbursed to an affiliate of the Managing General Partner.  No acquisition fees or expenses were paid during the two years ended March 31, 2010.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an Asset Management Fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee.  Asset Management Fees incurred in each of the two years ended March 31, 2010 are as follows:

	2010	2009

Asset management fees	$316,340	$313,983

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2010 are as follows:

	2010	2009

Salaries and benefits expense reimbursements	$15,755	$25,056

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners.  There were no cash distributions made in the two years ended March 31, 2010.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates for the two years ended March 31, 2010 is presented in Note 4 to the Financial Statements.

Item 14.                      Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2010 as follows:

	2010	2009

Audit fees	$55,127	$64,786
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2010.

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

(b)   Exhibits

31.1   Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of.
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

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

         By:  Arch Street VIII, Inc.
                 its Managing General Partner

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer
)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By: :/s/Kenneth J. Cutillo	Date: June 29,2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Financial Officer)

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Accounting Officer)

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Annual Report on Form 10-K
For The Year Ended March 31, 2010
Index

Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2010 and 2009 F-2

Financial Statements

Balance Sheets - March 31, 2010 and 2009 F-3

Statements of Operations - For the years ended
March 31, 2010 and 2009 F-4

Statements of Changes in Partners' Equity
For the years ended March 31, 2010 and 2009 F-5

Statements of Cash Flows - For the years ended
March 31, 2010 and 2009 F-6

Notes to the Financial Statements F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. V

We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2010 and 2009, and the related statements of operations, changes in partners’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2010 and 2009,  and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
June 29, 2010

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

BALANCE SHEETS
 March 31, 2010 and 2009

	2010	2009
Assets

Cash and cash equivalents	$1,697,686	$2,097,247
Restricted cash (Note 6)	-	19,639
Investment in Local Limited Partnership (Note 4)	1,177,104	1,223,551
Other Assets	38	-
Total Assets	$2,874,828	$3,340,437

Liabilities and Partners' Equity

Due to affiliate (Note 5)	$80,675	$92,361
Accrued expenses	48,785	53,672
Deferred revenue (Note 6)	-	19,639
Total Liabilities	129,460	165,672

General, Initial and Investor Limited Partners' Equity	2,745,368	3,174,765
Total Liabilities and Partners' Equity	$2,874,828	$3,340,437

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Revenue:
Investment	$22,578	$37,977
Recovery of provision for valuation allowance on advances to
Local Limited Partnerships	-	160,000
Cash distribution income	32,697	153,491
Total Revenue	55,275	351,468

Expense:
Asset management fees, affiliate (Note 5)	316,340	313,983
Impairment on investment in Local Limited
Partnership (Note 4)	-	2,364,000
General and administrative (includes reimbursements
to an affiliate in the amount of $15,755 and
$25,056 in 2010 and 2009, respectively) (Note 5)	121,885	127,123
Amortization	5,103	5,361
Total Expense	443,328	2,810,467

Loss before equity in income (loss) of Local Limited Partnerships and loss on sale of investments in Local Limited
Partnerships	(388,053)	(2,458,999)

Equity in income (loss) of Local Limited Partnerships (Note 4)	(41,344)	267,571

Loss on sale of investments in Local Limited
Partnerships (Note 4)	-	(67,947)

Net Loss	$(429,397)	$(2,259,375)

Net Loss allocated:
General Partners	$(4,294)	$(22,594)
Limited Partners	(425,103)	(2,236,781)
	$(429,397)	$(2,259,375)
Net Loss per Limited Partner Unit
(68,929 Units)	$(6.17)	$(32.45)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2010 and 2009

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2008	$54,248	$5,000	$5,374,892	$5,434,140

Net Loss	(22,594)	-	(2,236,781)	(2,259,375)

Balance at March 31, 2009	31,654	5,000	3,138,111	3,174,765

Net Loss	(4,294)	-	(425,103)	(429,397)

Balance at March 31, 2010	$27,360	$5,000	$2,713,008	$2,745,368

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net Loss	$(429,397)	$(2,259,375)
Adjustments to reconcile net loss to net
cash used for operating activities:
Equity in loss (income) of Local Limited Partnerships	41,344	(267,571)
Loss on sale of investments in Local
Limited Partnerships	-	67,947
Recovery of provision for valuation allowance on advances to
Local Limited Partnerships	-	(160,000)
Impairment on investment in Local
Limited Partnership	-	2,364,000
Amortization	5,103	5,361
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(38)	-
Due to affiliate	(11,686)	(79,143)
Accrued expenses	(4,887)	3,763
Net cash used for operating activities	(399,561)	(325,018)

Cash flows from investing activities:
Reimbursement of advances to Local Limited
Partnerships	-	160,000
Proceeds received from sale of investments in Local
Limited Partnerships	-	77,000
Net cash provided by investing activities	-	237,000

Net decrease in cash and cash equivalents	(399,561)	(88,018)

Cash and cash equivalents, beginning	2,097,247	2,185,265

Cash and cash equivalents, ending	$1,697,686	$2,097,247

The accompanying notes are an integral part of these financial statements.

-

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. V (the “Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits.  The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Partnership ends on March 31.

The Partnership's partnership agreement (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts.  The Partnership raised $68,928,650 (“Gross Proceeds”), net of discounts, through the sale of 68,929 Units.  The offering of Units terminated on August 31, 1991.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2010 and 2009, approximately $1,649,000 and $2,030,000, respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership’s respective investment balance has been reduced to zero.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2009 and 2008 and for the years then ended.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits.  If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  The Partnership is subject to examination by major tax jurisdictions for tax years 2006 through 2009.

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.   New Accounting Principles

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009.   The Partnership has adopted this authoritative guidance with its September 30, 2009 reporting.  The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Partnership’s financial position or results of operations, but did change the way in which GAAP is referenced in the Partnership’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

4.   Investments in Local Limited Partnerships

The Partnership currently owns limited partnership interests in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes, and is government-assisted.  The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Partnership’s interests in the Local Limited Partnership at the end of the Compliance Period at a nominal price.  In the event that Local Limited Partnership is sold to third parties or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.   Investments in Local Limited Partnerships (continued)

The following is a summary of investment in Local Limited Partnership at March 31, 2010 and 2009:

	2010	2009
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,339,712)	(2,298,368)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,451,914	3,493,258

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(89,410)	(84,307)

Investment in Local Limited Partnership before valuation allowance	3,541,104	3,587,551

Valuation allowance on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,177,104	$1,223,551

The Partnership has recorded a valuation allowance for its investments in the Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2009 and 2008 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
	2009	2008
Assets:
Investment property, net	$7,003,115	$7,587,083
Other assets	1,415,464	1,451,273
Total Assets	$8,418,579	$9,038,356

Liabilities and Partners' Equity:
Mortgage notes payable	$4,038,774	$4,652,457
Other liabilities	1,124,975	1,089,307
Total Liabilities	5,163,749	5,741,764

Partnership's equity	3,255,914	3,297,258
Other partners' deficiency	(1,084)	(666)
Total Partners' Equity	3,254,830	3,296,592
Total Liabilities and Partners' Equity	$8,418,579	$9,038,356

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.   Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations –
for the years ended December 31,

	2009	2008

Rental and other income	$2,934,896	$4,165,907

Expenses:
Operating	2,282,750	4,318,993
Interest	95,936	475,240
Depreciation and amortization	597,972	957,242
Total Expenses	2,976,658	5,751,475

Net Loss	$(41,762)	$(1,585,568)

Partnership's share of Net Loss
(2008 includes $207,685 from prior year)	$(41,344)	$409,460
Other partners' share of Net Loss	$(418)	$(1,787,343)

Previously unrecognized losses of $141,889 were included in losses recognized in the year ended March 31, 2009.

The Partnership’s equity as reflected by the Local Limited Partnerships of $3,255,914 and $3,297,258 at March 31, 2010 and 2009, respectively, differs from the Partnership’s investments in Local Limited Partnerships before adjustments of $3,451,914 and $3,493,258 at March 31, 2010 and 2009, respectively, due to differences in the accounting treatment of miscellaneous items.

The Partnership’s interests in three of its investments in Local Limited Partnerships were sold during the year ended March 31, 2009, resulting in sale proceeds of $143,000 and losses totaling $1,947. Additionally, $66,000 of proceeds received from the sale of two Local Limited Partnerships during the year ended March 31, 2008 were returned resulting in additional losses of $66,000.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual Asset Management Fee for administering the affairs of the Partnership.  Asset Management Fees for the years ended March 31, 2010 and 2009 were $316,340 and $313,983, respectively.  During the years ended March 31, 2010 and 2009, $314,220 and $313,904, respectively, were paid out of available cash flow for Asset Management Fees.  Included in due to affiliate at March 31, 2010 and 2009 were $80,675 and $78,555, respectively, of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2010 and 2009 are $15,755 and $25,056, respectively, that the Partnership incurred for these expenses. During the years ended March 31, 2010 and 2009, $19,287 and $54,909, respectively, were paid for these expenses.  As of March 31, 2009, $3,532, of these reimbursements remains unpaid.  As of March 31, 2010, there are no unpaid salaries and benefits expenses.

An affiliate of the General Partner was reimbursed for the actual cost of the Partnership’s operating expenses.  As of March 31, 2010 and 2009, $0 and $10,274 respectively, was reimbursable to the affiliate.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.   Deferred Revenue

Under the terms of a Local Limited Partnership agreement, the Partnership was required to fund a Supplemental Reserve in the amount of $196,000.  The original purpose of the contribution was to fund the development expenses of the Local Limited Partnership.  In lieu of transferring the Supplemental Reserve to the Local Limited Partnership, the Partnership designated $196,000 as restricted cash for this purpose.  Since the funds were not needed, the Local Limited Partnership agreement allows that the established Supplemental Reserve, along with the interest earned thereon, is available to pay the Partnership its annual priority distribution.  As of March 31, 2010, $272,662 has been released to the Partnership.  A final priority distribution of $19,662 was released to the Partnership during the year ended March 31, 2010.

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2010 and 2009 to the net income (loss) reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2009 and 2008:

	2009	2008

Net Loss per financial statements	$(429,397)	$(2,259,375)

Equity in income (loss) of Local Limited Partnerships for tax purposes in excess of equity in income (loss) for financial
reporting purposes	(9,902)	474,000

Recognition of previously unrecognized equity in losses of Local
Limited Partnerships for financial reporting purposes, net
of current year unrecognized losses	-	141,889

Adjustment to reflect March 31 fiscal year end to December 31
taxable year end	7,739	(18,442)

Amortization for tax purposes in excess of amortization for financial
reporting purposes	(1,392)	(1,134)

Recovery of prior year’s provision for valuation allowance on advances to Local Limited Partnerships not reportable for tax
purposes	-	(160,000)

Impairment on investment in Local Limited
Partnership not deductible for tax purposes	-	2,364,000

Gain on sale of investments in Local Limited Partnerships for tax
purposes in excess of loss on sale for financial reporting purposes	-	(418,089)

Other	-	(75,000)

Net Income (Loss) per tax return	$(432,952)	$47,849

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

7.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investment in Local Limited Partnership	$1,177,104	$1,792,375	$(615,271)
Other assets	$1,697,724	$11,532,371	$(9,834,647)
Liabilities	$129,460	$122,546	$6,914

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnership for tax reporting purposes is approximately $1,721,000 greater than for financial reporting purposes;  (ii) the cumulative  amortization of  acquisition  fees  for tax purposes exceeds financial reporting purposes by approximately $27,000; (iii) the Partnership has provided a valuation allowance of approximately $2,364,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investment in Local Limited Partnership	$1,223,551	$1,850,116	$(626,565)
Other assets	$2,116,886	$11,935,427	$(9,818,541)
Liabilities	$165,672	$150,391	$15,281

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $1,711,000 greater than for financial reporting purposes;  (ii) the cumulative  amortization of  acquisition  fees  for tax purposes exceeds financial reporting purposes by approximately $26,000; (iii) the Partnership has provided a valuation allowance of approximately $2,364,000 against its investment in Local Limited Partnership for financial reporting purposes; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

8.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of March 31, 2010 or 2009, or net income or losses for the years ended either March 31, 2010 or 2009.  The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2009 and 2008:

Circle Terrace Associates Limited Partnership	2009	2008
Total Assets	$8,418,579	$9,038,356
Total Liabilities	$5,163,749	$5,741,764
Revenue	$2,934,896	$2,828,096
Net Income (Loss)	$(41,762)	$57,089