Form 10-Q
period 2010-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2010-08-16
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                For the quarterly period ended                                                                        June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________to ___________________________

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
Yes  X    No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes   No   X  .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                 Page No.

Item 1.   Financial Statements

Balance Sheets - June 30, 2010 (Unaudited)
 and March 31, 2010 (Audited)                                                                                        1

Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2010 and 2009                                                                          2

Statement of Changes in Partners' Equity
(Unaudited) - For the Three Months Ended June 30,
2010                                                                                                                                      3

Statements of Cash Flows (Unaudited) - For the Three
Months Ended June 30, 2010 and 2009                                                                          4

Notes to the Financial Statements (Unaudited)                                                                5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                             7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      11

Item 4.    Controls and Procedures                                                                                                     11

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                 12

SIGNATURE                                                                                                                                          13

CERTIFICATIONS                                                                                                                                14

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

BALANCE SHEETS
June 30, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	June 30	March 31

Cash and cash equivalents	$1,638,383	$1,697,686
Investment in Local Limited Partnership (Note 1)	1,165,434	1,177,104
Other assets	50	38
Total Assets	$2,803,867	$2,874,828

Liabilities and Partners' Equity

Due to affiliate	$120,895	$80,675
Accrued expenses	57,298	48,785
Total Liabilities	178,193	129,460

General, Initial and Investor Limited Partners' Equity	2,625,674	2,745,368
Total Liabilities and Partners' Equity	$2,803,867	$2,874,828

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Revenue:
Investment	$1,647	$7,772
Cash distribution income	-	19,662
Total Revenue	1,647	27,434

Expense:
Asset management fees, affiliate	80,676	78,555
General and administrative (includes reimbursements to
an affiliate in the amount of $4,630 and $2,114
in 2010 and 2009, respectively)	28,995	31,927
Amortization	1,275	1,275
Total Expense	110,946	111,757

Loss before equity in income (loss) of Local
Limited Partnership	(109,299)	(84,323)

Equity in income (loss) of Local Limited Partnership (Note 1)	(10,395)	13,959

Net Loss	$(119,694)	$(70,364)

Net Loss allocated:
General Partners	$(1,197)	$(704)
Limited Partners	(118,497)	(69,660)
	$(119,694)	$(70,364)
Net Loss per Limited Partner Unit
(68,929 Units)	$(1.72)	$(1.01)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$27,360	$5,000	$2,713,008	$2,745,368

Net Loss	(1,197)	-	(118,497)	(119,694)

Balance at June 30, 2010	$26,163	$5,000	$2,594,511	$2,625,674

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(59,303)	$(74,992)

Net decrease in cash and cash equivalents	(59,303)	(74,992)

Cash and cash equivalents, beginning	1,697,686	2,097,247

Cash and cash equivalents, ending	$1,638,383	$2,022,255

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2010.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2010 and 2009 and for the three months then ended.

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

1.  Investment in Local Limited Partnership

The Partnership has a limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes, and is government-assisted.  The Partnership's ownership interest in the Local Limited Partnership is 99%.  The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the Compliance Period at a nominal price.  In the event that the Local Limited Partnership is sold to third parties or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

The following is a summary of investment in Local Limited Partnership at June 30, 2010 and March 31, 2010:

	June 30	March 31
Capital contributions paid to Local Limited Partnership and purchase price
paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,350,107)	(2,339,712)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,441,519	3,451,914

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(90,685)	(89,410)

Investment in Local Limited Partnership before valuation allowance	3,529,434	3,541,104

Valuation allowance on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,165,434	$1,177,104

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.  Investment in Local Limited Partnership (continued)

The Partnership has also recorded a valuation allowance for its investment in the Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership’s share of the net income (loss) of the Local Limited Partnership for the three months ended June 30, 2010 and 2009 is ($10,395) and $13,959 respectively.

2. New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

3.  Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of June 30, 2010 or 2009 or net income (loss) for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2010 and 2009:

Circle Terrace Associates Limited Partnership	2010	2009
Revenue	$733,800	$707,000
Net Income (Loss)	$(10,500)	$14,100

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate, “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements.  The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Partnership’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Partnership’s policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities (VIEs). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships and an obligation to absorb losses of the Local Limited Partnerships.  The general partners control the day-to-day operations of the Local Limited Partnerships and are responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of $1,638,383 compared with $1,697,686 at March 31, 2010.  The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2010 and March 31, 2010, approximately $1,581,000 and $1,649,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2010, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from the Local Limited Partnership, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with the Local Limited Partnership to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of June 30, 2010, the Partnership had no contractual or other obligation to the Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2010.

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2010 resulted in a net loss of $119,694 as compared to a net loss of $70,364 for the same period in 2009. The increase in net loss is primarily attributable to an increase in equity in loss, a decrease in cash distribution income, and a decrease in investment income.  These effects were partially offset by a decrease in general and administrative expenses.  The increase in equity in loss is due to an increase in operating expense of one Local Limited Partnership.  The decrease in other income is due to a distribution received in 2009 from the Local Limited Partnership compared with no distribution received in the current period. The decrease in investment income is due to a decrease in average balance of funds held in investment. General and administrative costs decreased primarily due to a decrease in investor reporting and accounting expense.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update

The Partnership was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, some of which own and operate apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits.  The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. Arch Street VIII, Inc. is the Managing General Partner of the Partnership.  Arch Street V Limited Partnership is the co-General Partner of the Partnership.  Arch Street VIII, Inc. is the general partner of Arch Street V Limited Partnership.  Arch Street VIII, Inc. and Arch Street V Limited Partnership are affiliates of Boston Financial. The fiscal year of the Partnership ends on March 31.

As of June 30, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for quarter ended March 31, 2010.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that should now result in a December 2010 disposition of the Partnership’s interest in this Local Limited Partnership.  A May 2010 disposition date was previously reported; however, there are outstanding items that need to be finalized before a disposition can occur.  A purchase and sales contract was signed January 10, 2010.  Net sales proceeds are projected to be approximately $7,250,000, or $105.18 per Unit.  The Managing General Partner currently estimates a $3,200,000, or $46.43 per Unit, taxable gain for 2010.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2010, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date:  August 16, 2010                                                                                                                                                                BOSTON FINANCIAL QUALIFIED HOUSING
                                                                                                                                                                                                        TAX CREDITS L.P. V

                                                                                                                                                                                                         By:     Arch Street VIII, Inc.,
                                                                                                                                                                                                                    its Managing General Partner

                                                                                                                                                                                                                   /s/Kenneth J. Cutillo
                                                                                                                                                                                                                    Kenneth J. Cutillo
                                                                                                                                                                                                                    President
                                                                                                                                                                                                                    Arch Street VIII, Inc.
                                                                                                                                                                                                                   (Chief Executive Officer)