Form 10-Q
period 2010-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2010-11-15
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                               September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________________  to______________________________________

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
Yes   No   X  .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                       Page No.

Item 1.            Financial Statements

Balance Sheets - September 30, 2010 (Unaudited)
 and March 31, 2010 (Audited)                                                                                                       1

Statements of Operations (Unaudited) - For the Three and Six
Months Ended September 30, 2010 and 2009                                                                               2

Statement of Changes in Partners' Equity
(Unaudited) - For the Six Months Ended September 30,
2010                                                                                                                                                     3

Statements of Cash Flows (Unaudited) - For the Six
Months Ended September 30, 2010 and 2009                                                                               4

Notes to the Financial Statements (Unaudited)                                                                                  5

Item 2.            Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                                                                        7

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                                                11

Item 4.             Controls and Procedures                                                                                                               11

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                    12

SIGNATURE                                                                                                                                                             13

CERTIFICATIONS                                                                                                                                                   14

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

BALANCE SHEETS
September 30, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	September 30	March 31

Cash and cash equivalents	$1,465,822	$1,697,686
Investment in Local Limited Partnership (Note 1)	1,322,959	1,177,104
Other assets	183	38
Total Assets	$2,788,964	$2,874,828

Liabilities and Partners' Equity

Due to affiliate	$80,676	$80,675
Accrued expenses	17,668	48,785
Total Liabilities	98,344	129,460

General, Initial and Investor Limited Partners' Equity	2,690,620	2,745,368
Total Liabilities and Partners' Equity	$2,788,964	$2,874,828

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue
Investment	$1,542	$7,479	$3,189	$15,251
Cash distribution income	-	-	-	19,662
Total Revenue	1,542	7,479	3,189	34,913

Expenses:
Asset management fees, affiliate	80,676	78,555	161,352	157,110
General and administrative
(includes reimbursements to an affiliate
in the amount of $11,706 and
$4,750 for the six months ended
September 30, 2010 and 2009,
respectively)	13,445	24,575	42,440	56,502
Amortization	1,277	1,277	2,552	2,552
Total Expenses	95,398	104,407	206,344	216,164

Loss before equity in income
of Local Limited Partnership	(93,856)	(96,928)	(203,155)	(181,251)

Equity in income of Local Limited
Partnership (Note 1)	158,802	1,349	148,407	15,308

Net Income (Loss)	$64,946	$(95,579)	$(54,748)	$(165,943)

Net Income (Loss) allocated:
General Partners	$650	$(955)	$(547)	$(1,659)
Limited Partners	64,296	(94,624)	(54,201)	(164,284)
	$64,946	$(95,579)	$(54,748)	$(165,943)

Net Income (Loss) Per Limited Partner
Unit (68,929 Units)	$0.93	$(1.37)	$(0.79)	$(2.38)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$27,360	$5,000	$2,713,008	$2,745,368

Net Loss	(547)	-	(54,201)	(54,748)

Balance at September 30, 2010	$26,813	$5,000	$2,658,807	$2,690,620

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(231,864)	$(130,840)

Net decrease in cash and cash equivalents	(231,864)	(130,840)

Cash and cash equivalents, beginning	1,697,686	2,097,247

Cash and cash equivalents, ending	$1,465,822	$1,996,407

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2010 and 2009 and for the six months then ended.

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

The following is a summary of investment in Local Limited Partnership at September 30, 2010 and March 31, 2010:

	September 30	March 31
Capital contributions paid to Local Limited Partnership and purchase price
paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,191,305)	(2,339,712)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,600,321	3,451,914

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(91,962)	(89,410)

Investment in Local Limited Partnership before valuation allowance	3,686,959	3,541,104

Valuation allowance on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,322,959	$1,177,104

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investment in Local Limited Partnership (continued)

The Partnership has also recorded a valuation allowance for its investment in the Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership’s share of the net income of the Local Limited Partnership for the six months ended September 30, 2010 and 2009 is $148,407 and $15,308 respectively.

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of September 30, 2010 or 2009 or net income (loss) for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2010 and 2009:

Circle Terrace Associates Limited Partnership	2010	2009
Revenue	$760,839	$779,734
Net Income	$160,406	$1,363

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of $1,465,822 compared with $1,697,686 at March 31, 2010.  The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2010 and March 31, 2010, approximately $1,448,000 and $1,649,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2010, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of September 30, 2010, the Partnership had no contractual or other obligation to the Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2010.

Results of Operations

Three Month Period

The Partnership’s results of operations for the three months ended September 30, 2010 resulted in net income of $64,946 as compared to net loss of $95,579 for the same period in 2009. The decrease in net loss is primarily attributable to an increase in equity in income of Local Limited Partnership and a decrease in general and administrative costs. These effects were partially offset by a decrease in investment income. The increase in equity in income is due to the decrease in operating expense of the Local Limited Partnership. General and administrative costs decreased primarily due to a reduction in investor reporting and accounting expense. The decrease in investment income is due to a decrease in average balance of funds held in investment.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

                                                                                                                                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Six Month Period

The Partnership’s results of operations for the six months ended September 30, 2010 resulted in net loss of $54,748 as compared to net loss of $165,943 for the same period in 2009. The decrease in net loss is primarily attributable to an increase in equity in income of Local Limited Partnership and a decrease in general and administrative costs. These effects were partially offset by a decrease in cash distribution income and a decrease in investment income. The increase in equity in income is due to the decrease in operating expense of the Local Limited Partnership. General and administrative costs decreased primarily due to a reduction in investor reporting and accounting expense. The decrease in cash distribution income is due to a distribution received in 2009 from the Local Limited Partnership compared with no distribution received in the current period. The decrease in investment income is due to a decrease in average balance of funds held in investment.

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

As of September 30, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for quarter ended June 30, 2010.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that should result in a fiscal year ending March 31, 2011 disposition of the Partnership’s interest in this Local Limited Partnership.  A May 2010 disposition date was previously reported; however, there are outstanding items that need to be finalized before a disposition can occur.  A purchase and sales contract was signed January 10, 2010; however, it has expired.  The Managing General Partner is working on getting an extension to the purchase and sales contract, which would extend it to December 2010.  Net sales proceeds are projected to be approximately $7,250,000, or $105.18 per Unit.  The Managing General Partner currently estimates a $3,200,000, or $46.43 per Unit, taxable gain for 2010.

As previously reported, the Managing General Partner anticipated a 2007 disposition of the Partnership’s interest in the Local Limited Partnership that owns Park Caton, located in Catonsville, Maryland.  On December 21, 2007, the property was sold, resulting in net sales proceeds to the Partnership of $1,818,305, or $26.38 per Unit.  The Managing General Partner initially expected the Partnership to receive a nominal amount of additional proceeds, but due to the Partnership’s obligation to pay Maryland State Income taxes resulting from this transaction, the Partnership will not receive additional proceeds.  This sale resulted in 2007 taxable income of $2,893,026, or $41.97 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds from the sale in Reserves.  On April 9, 2008, $21,000, or $0.30 per unit, of the previously reported sales proceeds of $1,818,305, or $26.38 per Unit, was returned as a result of a state income tax obligation.  This resulted in a 2008 capital loss of $21,000, or $0.30 per unit.  On December 17, 2009, $13,035, or $0.19 per unit, was returned to the Partnership as a result of Asset Management Fees due to the Partnership.  This resulted in a 2009 capital loss of $13,035, or $0.19 per unit.  The Partnership no longer has an interest in this Local Limited Partnership.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2010, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date:  November 15, 2010                                                    BOSTON FINANCIAL QUALIFIED HOUSING
TAX CREDITS L.P. V

By:           Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
    Kenneth J. Cutillo
    President
   Arch Street VIII, Inc.
  (Chief Executive Officer)