Form 10-Q
period 2010-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2011-02-14
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                               December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to___________________________

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
Yes   No   X  .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                       Page No.

Item 1.      Financial Statements

Balance Sheets - December 31, 2010 (Unaudited)
 and March 31, 2010 (Audited)                                                                                                      1

Statements of Operations (Unaudited) - For the Three and Nine
Months Ended December 31, 2010 and 2009                                                                               2

Statement of Changes in Partners' Equity (Unaudited) -
For the Nine Months Ended December 31, 2010                                                                         3

Statements of Cash Flows (Unaudited) - For the Nine
Months Ended December 31, 2010 and 2009                                                                               4

Notes to the Financial Statements (Unaudited)                                                                                 5

Item 2.      Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                           7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                      11

Item 4.       Controls and Procedures                                                                                                                    11

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                  12

SIGNATURE                                                                                                                                                           13

CERTIFICATIONS                                                                                                                                                 14

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

BALANCE SHEETS
December 31, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	December 31	March 31

Cash and cash equivalents	$1,363,844	$1,697,686
Investment in Local Limited Partnership (Note 1)	1,430,853	1,177,104
Other assets	139	38
Total Assets	$2,794,836	$2,874,828

Liabilities and Partners' Equity

Due to affiliate	$80,675	$80,675
Accrued expenses	24,583	48,785
Total Liabilities	105,258	129,460

General, Initial and Investor Limited Partners' Equity	2,689,578	2,745,368
Total Liabilities and Partners' Equity	$2,794,836	$2,874,828

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Revenue
Investment	$1,408	$5,623	$4,597	$20,874
Cash distribution income	-	13,035	-	32,697
Total Revenue	1,408	18,658	4,597	53,571

Expenses:
Asset management fees, affiliate	80,676	78,555	242,028	235,665
General and administrative
(includes reimbursements to an affiliate
in the amount of $16,315 and
$9,976 for the nine months ended
December 31, 2010 and 2009,
respectively)	29,668	37,393	72,108	93,895
Amortization	1,276	1,275	3,828	3,827
Total Expenses	111,620	117,223	317,964	333,387

Loss before equity in income
of Local Limited Partnership	(110,212)	(98,565)	(313,367)	(279,816)

Equity in income of Local Limited
Partnership (Note 1)	109,170	211,208	257,577	226,516

Net Income (Loss)	$(1,042)	$112,643	$(55,790)	$(53,300)

Net Income (Loss) allocated:
General Partners	$(11)	$1,126	$(558)	$(533)
Limited Partners	(1,031)	111,517	(55,232)	(52,767)
	$(1,042)	$112,643	$(55,790)	$(53,300)

Net Income (Loss) Per Limited Partner
Unit (68,929 Units)	$(0.01)	$1.62	$(0.80)	$(0.76)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$27,360	$5,000	$2,713,008	$2,745,368

Net Loss	(558)	-	(55,232)	(55,790)

Balance at December 31, 2010	$26,802	$5,000	$2,657,776	$2,689,578

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(333,842)	$(299,554)

Net decrease in cash and cash equivalents	(333,842)	(299,554)

Cash and cash equivalents, beginning	1,697,686	2,097,247

Cash and cash equivalents, ending	$1,363,844	$1,797,693

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2010 and 2009 and for the nine months then ended.

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

The following is a summary of investment in Local Limited Partnership at December 31, 2010 and March 31, 2010:

	December 31	March 31
Capital contributions paid to Local Limited Partnership and purchase price
paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,082,135)	(2,339,712)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,709,491	3,451,914

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(93,238)	(89,410)

Investment in Local Limited Partnership before valuation allowance	3,794,853	3,541,104

Valuation allowance on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,430,853	$1,177,104

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investment in Local Limited Partnership (continued)

The Partnership has also recorded a valuation allowance for its investment in the Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership’s share of the net income of the Local Limited Partnership for the nine months ended December 31, 2010 and 2009 is $257,577 and $226,516 respectively.

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of December 31, 2010 or 2009 or net income (loss) for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2010 and 2009:

Circle Terrace Associates Limited Partnership	2010	2009
Revenue	$724,598	$721,160
Net Income	$110,273	$213,341

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of $1,363,844 compared with $1,697,686 at March 31, 2010.  The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2010 and March 31, 2010, approximately $1,339,000 and $1,649,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2010, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of December 31, 2010, the Partnership had no contractual or other obligation to the Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2010.

Results of Operations

Three Month Period

The Partnership’s results of operations for the three months ended December 31, 2010 resulted in net loss of $1,042 as compared to net income of $112,643 for the same period in 2009.    The decrease in net income is primarily attributable to a decrease in equity in income of Local Limited Partnership, a decrease in cash distribution income, and a decrease in investment income. These effects were partially offset by a decrease in general and administrative costs.  The decrease in equity in income is due to a decrease in net income from the Local Limited Partnership. The decrease in cash distribution income is due to a distribution received in 2009 from a previously sold Local Limited Partnership compared with no distribution received in the current period. The decrease in investment income is due to a decrease in the average balance of funds held in investment. General and administrative costs decreased primarily due to a reduction in legal and accounting expense.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Month Period

The Partnership’s results of operations for the nine months ended December 31, 2010 resulted in net loss of $55,790 as compared to net loss of $53,300 for the same period in 2009. The increase in net loss is primarily attributable to a decrease in cash distribution income and a decrease in investment income.  These effects were offset by a decrease in general and administrative costs and an increase in equity in income. The decrease in cash distribution income is due to distributions received in 2009 from Local Limited Partnerships compared with no distributions received in the current period. The decrease in investment income is due to a decrease in the average balance of funds held in investment. General and administrative costs decreased primarily due to a reduction in legal, investor reporting and accounting expenses.  The increase in equity in income is due to the decrease in operating expense of the Local Limited Partnership.

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

As of December 31, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and has generated Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the quarter ended September 30, 2010.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that should result in an early spring 2011 disposition of the Partnership’s interest in this Local Limited Partnership.  A May 2010 disposition date was previously reported; however, there are outstanding items that need to be finalized before a disposition can occur.  A purchase and sales contract was signed January 10, 2010; however, it has expired.  The Managing General Partner was working on getting an extension to the purchase and sales contract, which would have extended it to December 2010; however, it is now likely that a new purchase and sales contract may be drafted in early 2011.  Net sales proceeds are still projected to be approximately $7,250,000, or $105.18 per Unit.  The Managing General Partner currently estimates a $3,200,000, or $46.43 per Unit, taxable gain for 2011.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2010, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  February 14, 2011                                                                BOSTON FINANCIAL QUALIFIED HOUSING
          TAX CREDITS L.P. V

By:           Arch Street VIII, Inc.,
 its Managing General Partner

/s/Kenneth J. Cutillo
 Kenneth J. Cutillo
 President
Arch Street VIII, Inc.
(Chief Executive Officer)