Form 10-K
period 2011-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2011-06-29
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                          March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to _______________________

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
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                 ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

Large accelerated filer   ☐                                                                                                Accelerated Filer   ☐
    Non-accelerated filer   ☐  (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $60,904,650 as of September 30, 2010.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

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

PART I

Item 1                 Business                                                                                                                                                                                      K-4
Item 2                 Properties                                                                                                                                                                                    K-7
Item 3                 Legal Proceedings                                                                                                                                                                     K-9
Item 4                 (Removed and Reserved)                                                                                                                                                         K-9

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
Item 9A              Controls and Procedures                                                                                                                                                         K-13
Item 9B               Other Information                                                                                                                                                                     K-13

PART III

Item 10                 Directors and Executive Officers
      of the Registrant                                                                                                                                                                     K-14
Item 11                 Management Remuneration                                                                                                                                                  K-14
Item 12                 Security Ownership of Certain Beneficial
      Owners and Management                                                                                                                                                     K-14
Item 13                 Certain Relationships and Related Transactions
      and Director Independence                                                                                                                                                  K-15
Item 14                 Principal Accounting Fees and Services                                                                                                                            K-16
Item 15                 Exhibits, Financial Statement Schedules                                                                                                                             K-16

SIGNATURES                                                                                                                                                                                                              K-17

CERTIFICATIONS                                                                                                                                                                                                      K-18

PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") is a Massachusetts limited partnership formed on June 16, 1989 under the laws of the State of Massachusetts.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts.  The Partnership raised $68,928,650 ("Gross Proceeds"), net of discounts of $350, through the sale of 68,929 Units.  Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners.  The offering of Units terminated on August 31, 1991.  No further sale of Units is expected.

The Partnership is engaged solely in the business of real estate investment.  Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership originally invested as a limited partner or member in twenty-eight limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986.  The Partnership’s objectives are to:  (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) to provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions.  There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

Since the Local Limited Partnerships no longer generate any tax credits, the Partnership is in the process of disposing of its interests in Local Limited Partnerships.  The Partnership has disposed of its interests in twenty-six Local Limited Partnerships, and the Partnership currently has only one Local Limited Partnership Interest remaining.  In general, sale of the Partnership’s interests in a Local Limited Partnership will be subject to various restrictions.  The Partnership will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Partnership (including Tax Credit recapture considerations).  Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Partnership has invested.  Item 7 of this Report contains other significant information with respect to the Local Limited Partnerships.

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

The remaining Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners.  In accordance with the partnership agreement under which such entity is organized (the "Local Limited Partnership Agreement"), the Partnership depends on the Local General Partners for the management of the Local Limited Partnership.  The Local General Partners of the remaining Local Limited Partnership is identified in the schedule in Item 2 of this Report.

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

The Partnership is managed by Arch Street VIII, Inc. (the “Managing General Partner”).  The other General Partner of the Partnership is Arch Street V Limited Partnership (“Arch Street V L.P.”).  The Partnership, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partners, for certain expenses and overhead costs.  A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.  The Partnership currently has no employees.

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

Item 2.  Properties

The Partnership currently has a limited partner interest in one Local Limited Partnership which owns and operates a Property that benefits from some form of federal, state or local assistance and qualifies for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Partnership's ownership interest in the Local Limited Partnership is 99%.

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

The schedule on the following page provides certain key information on the Local Limited Partnership interest currently invested in by the Partnership.

Local Limited Partnership		Capital Contributions
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apts Units	March 31, 2011	March 31, 2011	December 31, 2010	Subsidy *	2011

Circle Terrace Associates Limited
Partnership
Circle Terrace
Lansdowne, MD
Landex Corporation	303	$5,811,236	$5,811,236	$ 3,378,972	Section 8	97%

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

Item 4.  (Removed and Reserved)

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

As of March 31, 2011, there were 2,834 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually.  During the years ended March 31, 2011 and 2010, no cash distribution was paid.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project”, “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements.   The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Qualified Housing Tax Credits L.P. V (the “Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes some of which benefit from some form of federal, state or local assistance, and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street V Limited Partnership.  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Partnership ends on March 31.

As of March 31, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years defined on K-7 as Compliance Period from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the property’s Tax Credits.  The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2007.

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

The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE”). The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The investment in the Local Limited Partnership is made primarily to obtain tax credits on behalf of the Partnership’s investors.  The Tax Credits generated by the Local Limited Partnership are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnership (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnership.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Partnership, through its ownership percentage, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment in the Local Limited Partnership using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investment in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Partnership does not receive the full amount of tax credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners under the provisions of tax credit guarantees.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.  The Partnership may voluntarily provide advances to the Local Limited Partnership to finance operations or to make debt service payments.  The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnership; equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to the Local Limited Partnership.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from the Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that the Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income in the Partnership’s statement of operations.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investment in Local Limited Partnership.  Periodically, the carrying values of the investment is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for the Local Limited Partnership consists of the estimated future benefit from tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of the Local Limited Partnership will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of tax credits outpaces losses and distributions from the Local Limited Partnership.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of $1,169,357 compared with $1,697,686 at March 31, 2010.  The decrease is attributable to net cash used for operations. Cash used for operations includes $405,799 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2011 and 2010, approximately $1,142,000 and $1,649,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2011, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of March 31, 2011, the Partnership had no contractual or other obligation to the Local Limited Partnership that had not been paid or provided for.

Cash Distributions

The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next six months.  This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantee can be made as to the extent of its outcome on distributions.  Based on the results of 2010 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts may be needed to fund Property operating costs.  In addition, the Property may benefit from some type of federal or state subsidy and, as a consequence, is subject to restrictions on cash distributions.

Results of Operations

The Partnership’s results of operations for the year ended March 31, 2011 resulted in net loss of $246,224 as compared to net loss of $429,397 for the same period in 2010.  The decrease in net loss is primarily attributable to an increase in equity in income of Local Limited Partnership and a decrease in general and administrative costs.  These effects were offset by a decrease in cash distribution income and a decrease in investment income.  The increase in equity in income is due to the decrease in operating expense of the Local Limited Partnership. General and administrative costs decreased primarily due to a reduction in legal, investor reporting and accounting expenses.  The decrease in cash distribution income is due to distributions received during the year ended March 31, 2010 from the Local Limited Partnerships compared with no distributions received during the year ended March 31, 2011. The decrease in investment income is due to a decrease in the average balance of funds held in investment.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1993.  The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the year ended December 31, 2010.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that should result in a Fall 2011 disposition of the Partnership’s interest in this Local Limited Partnership.  A May 2010 disposition date was previously reported; however, there are outstanding items that need to be finalized before a disposition can occur.  A purchase and sales contract was signed January 10, 2010; however, it expired.  An extension agreement was executed, which reinstated and extended the original agreement through April 30, 2011.  The Managing General Partner continues to work on getting an extension to the purchase and sales contract; however, it is now likely that a new purchase and sales contract may be drafted in the summer of 2011.  Net sales proceeds are still projected to be approximately $7,250,000, or $105.18 per Unit.  The Managing General Partner currently estimates a $2,700,000, or $39.17 per Unit, taxable gain for 2011.

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

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2011 and 2010.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of March 31, 2011.  Based on this assessment, management concluded that, as of March 31, 2011, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name                                                              Position

Kenneth J. Cutillo                               Chief Executive Officer

Arch Street V L.P. a Massachusetts limited partnership, was organized in June 1989.  Arch Street VIII, Inc. is the managing general partner of Arch Street V L.P.

The Managing General Partner provides day-to-day management of the Partnership.  Compensation is discussed in Item 11 of this Report.  Such day-to-day management does not include the management of the Property.

The business experience of the person listed above is described below.

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 16 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 11.  Management Remuneration

Neither the directors nor officers of the Managing General Partner, the partners of Arch Street V L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2011, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

Amount
Title of	Name and Address of	Beneficially
Class	Beneficial Owner	Owned	Percent of Class

Limited	Oldham Institutional Tax Credits LLC	8,024 Units	11.64%
Partner	101 Arch Street
Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities of the Partnership are registered under Section 12(g) of the Exchange Act. 100,000 Units were registered, 68,929 of which were sold to the public.  Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street V L.P. owns five Units not included in the 68,929 Units sold to the public.  Additionally, five registered Units were sold to an employee of an affiliate of the Managing General Partner of the Registrant.  Such Units were sold at a discount of 7% of the Unit price for a total discount of $350 and a total purchase price of $4,650.

Except as described in the preceding paragraphs, neither the Managing General Partner, Arch Street V L.P., Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units.  None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Partnership paid certain fees to and reimbursed certain expenses of the General Partners or their affiliates in connection with the organization of the Partnership and the offering of Units.  The Partnership was also required to pay certain fees to and reimburse certain expenses of the General Partners or their affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships.  In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement.  Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership if it is still a limited partner at the time of such a transaction.

The Partnership is permitted to enter into transactions involving affiliates of the General Partners, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partners is paid an asset management fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI factor) of Gross Proceeds annually as the asset management fee.  Asset management fees incurred in each of the two years ended March 31, 2011 are as follows:

	2011	2010

Asset management fees	$323,914	$316,340

Salaries and Benefits Expense Reimbursements

An affiliate of the General Partners is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2011 are as follows:

	2011	2010

Salaries and benefits expense reimbursements	$20,637	$15,755

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement the General Partners receive 1% of cash distributions paid to partners.  There were no cash distributions made in the two years ended March 31, 2011.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partners and their affiliates for the two years ended March 31, 2011 is presented in the Notes to the Financial Statements.

Item 14.                      Principal Accounting Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2011 as follows:

	2011	2010

Audit fees	$42,500	$55,127
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2011.

Item 15.  Exhibits, Financial Statement Schedules

(a)         1 and 2.  Financial Statements and Financial Statement Schedules

In response to this portion of Item 15, the financial statements and the auditors’ reports relating thereto are submitted as a separate section of this Report.  See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)       1.  Exhibits

Exhibit No. 3 - Organization Documents.

3.1
Amended and Restated Agreement of Limited Partnership, dated as of March 2, 1990 – incorporated by reference from Exhibit A to Prospectus contained in Form S-11 Registration Statement, File no. 33-29935.

Exhibit No. 31 Certification 302

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 Certification 906

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

By:         Arch Street VIII, Inc.
its Managing General Partner

By:       /s/Kenneth J. Cutillo                                                                Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By:       /s/Kenneth J. Cutillo                                                                Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Financial Officer)

By:       /s/Kenneth J. Cutillo                                                                Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Accounting Officer)
.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Annual Report on Form 10-K
For The Year Ended March 31, 2011
Index

 Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2011 and 2010                                                                                                                     F-2

Financial Statements

Balance Sheets - March 31, 2011 and 2010                                                                                                                          F-3

Statements of Operations - For the years ended
March 31, 2011 and 2010                                                                                                                                                  F-4

Statements of Changes in Partners' Equity
     For the years ended March 31, 2011 and 2010                                                                                                              F-5

Statements of Cash Flows - For the years ended
March 31, 2011 and 2010                                                                                                                                                F-6

Notes to the Financial Statements                                                                                                                                     F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Boston Financial Qualified Housing Tax Credits L.P. V

We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2011 and 2010, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Vienna, Virginia
June 29, 2011

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

BALANCE SHEETS
 March 31, 2011 and 2010

	2011	2010
Assets

Cash and cash equivalents	$1,169,357	$1,697,686
Investment in Local Limited Partnership (Note 4)	1,355,943	1,177,104
Due from affiliate (Note 5)	1,210	-
Other Assets	95	38
Total Assets	$2,526,605	$2,874,828

Liabilities and Partners' Equity

Due to affiliate (Note 5)	$-	$80,675
Accrued expenses	27,461	48,785
Total Liabilities	27,461	129,460

General, Initial and Investor Limited Partners' Equity	2,499,144	2,745,368
Total Liabilities and Partners' Equity	$2,526,605	$2,874,828

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Revenue:
Investment	$5,866	$22,578
Cash distribution income	-	32,697
Total Revenue	5,866	55,275

Expense:
Asset management fees, affiliate (Note 5)	323,914	316,340
General and administrative (includes reimbursements
to an affiliate in the amount of $20,637 and
$15,755 in 2011 and 2010, respectively) (Note 5)	107,015	121,885
Amortization	5,104	5,103
Total Expense	436,033	443,328

Loss before equity in income (loss) of Local Limited Partnership	(430,167)	(388,053)

Equity in income (loss) of Local Limited Partnership (Note 4)	183,943	(41,344)

Net Loss	$(246,224)	$(429,397)

Net Loss allocated:
General Partners	$(2,462)	$(4,294)
Limited Partners	(243,762)	(425,103)
	$(246,224)	$(429,397)
Net Loss per Limited Partner Unit
(68,929 Units)	$(3.54)	$(6.17)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2011 and 2010

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2009	$31,654	$5,000	$3,138,111	$3,174,765

Net Loss	(4,294)	-	(425,103)	(429,397)

Balance at March 31, 2010	27,360	5,000	2,713,008	2,745,368

Net Loss	(2,462)	-	(243,762)	(246,224)

Balance at March 31, 2011	$24,898	$5,000	$2,469,246	$2,499,144

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net Loss	$(246,224)	$(429,397)
Adjustments to reconcile net loss to net cash used for
operating activities:
Equity in income (loss) of Local Limited Partnership	(183,943)	41,344
Amortization	5,104	5,103
Decrease in cash arising from changes in operating
assets and liabilities:
Due from affiliate	(1,210)	-
Other assets	(57)	(38)
Due to affiliate	(80,675)	(11,686)
Accrued expenses	(21,324)	(4,887)
Net cash used for operating activities	(528,329)	(399,561)

Net decrease in cash and cash equivalents	(528,329)	(399,561)

Cash and cash equivalents, beginning	1,697,686	2,097,247

Cash and cash equivalents, ending	$1,169,357	$1,697,686

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

1.      Organization

Boston Financial Qualified Housing Tax Credits L.P. V (the “Partnership") was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes some of which benefit from some form of federal, state or local assistance, and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street V Limited Partnership.  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Partnership ends on March 31.

The Agreement of Limited Partnership  (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts.  The Partnership raised $68,928,650 (“Gross Proceeds”), net of discounts, through the sale of 68,929 Units.  The offering of Units terminated on August 31, 1991.  No further sale of Units is expected.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2011 and 2010, approximately $1,142,000 and $1,649,000, respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale of the Partnership’s interest in a Local Limited Partnership or refinancing of a Local Limited Partnership’s debt will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

2.      Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less.

Concentration of Credit Risk

The Partnership invests its cash primarily in money market and demand deposit accounts with commercial banks.  At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts.  Management believes it mitigates its credit risk by investing in major financial institutions.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Investment in Local Limited Partnership

The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE") because the owners of the equity at risk in the entity do not have the power to direct its operations.  In accordance with the accounting guidance for the consolidation of VIEs, the Partnership determines when it should include the assets, liabilities and activities of a VIE in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by the entity that is determined to be the VIE’s primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party is required to consolidate the VIE.

The Partnership determines whether the Local Limited Partnership is a VIE and whether it is the primary beneficiary at the date of initial involvement with the Local Limited Partnership. The Partnership reassesses whether it is the primary beneficiary of the Local Limited Partnership on an ongoing basis based on changes in facts and circumstances.  In determining whether it is the primary beneficiary, the Partnership considers the purpose and activities of the Local Limited Partnership, including the variability and related risks the Local Limited Partnership incurs and transfers to other entities and their related parties.  If the Partnership determines that it is the primary beneficiary of the Local Limited Partnership, the Local Limited Partnership is consolidated within the Partnership’s financial statements.

The Partnership is involved with the Local Limited Partnership as a non-controlling equity holder.  The investment in the Local Limited Partnership is made primarily to obtain tax credits on behalf of the Partnership’s investors.  The tax credits generated by the Local Limited Partnership are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnership (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnership.  The general partners or managing members are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment in the Local Limited Partnership using the equity method of accounting.

The Partnership's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Partnership does not receive the full amount of tax credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the general partner or managing member of the Local Limited Partnership under the provisions of tax credit guarantees.  The Partnership may be subject to additional losses to the extent of any additional financial support that the Partnership voluntarily provides in the future. The Partnership may voluntarily provide advances to the Local Limited Partnership to finance operations or to make debt service payments.  The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investment in Local Limited Partnership (continued)

Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnership; equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnership. In the event that the Local Limited Partnership has recorded other comprehensive income or loss, the Partnership will evaluate its impact on the Partnership and determine whether it should be included as other comprehensive income (loss) in the statement of partners’ equity (deficiency).  Under the equity method, the Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from the Local Limited Partnership, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that the Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income in the Partnership’s statement of operations.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investment in Local Limited Partnership and are being amortized on a straight-line basis over 35 years or until the Local Limited Partnership’s investment balance has been reduced to zero.

Management has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of December 31, 2010 and 2009 and for the years then ended.

The Partnership is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits.  If the cost of operating the property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investment in Local Limited Partnership.  Periodically, the carrying value of the investment is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for the Local Limited Partnership consists of the estimated future benefit from tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying value of the Local Limited Partnership will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of tax credits outpaces losses and distributions from the Local Limited Partnership.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Income Taxes

The Partnership has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2007 through 2010.

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued are evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

3.      New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

4.      Investment in Local Limited Partnership

The Partnership currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a multi-family housing complex which is government-assisted.  The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the Compliance Period for a nominal price.  In the event that  the Property is sold to a third party or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at March 31, 2011 and 2010:

	2011	2010
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,155,769)	(2,339,712)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,635,857	3,451,914

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(94,514)	(89,410)

Investment in Local Limited Partnership before impairment	3,719,943	3,541,104

Cumulative impairment on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,355,943	$1,177,104

The Partnership has recorded an impairment for its investment in Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

Summarized financial information of the Local Limited Partnership in which the Partnership has invested as of December 31, 2010 and 2009 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interest on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

	2010	2009
Assets:
Investment property, net	$6,497,159	$7,003,115
Other assets	1,619,435	1,415,464
Total Assets	$8,116,594	$8,418,579

Liabilities and Partners' Equity:
Mortgage notes payable	$3,378,972	$4,038,774
Other liabilities	1,296,991	1,124,975
Total Liabilities	4,675,963	5,163,749

Partnership's equity	3,439,857	3,255,914
Other partners' equity (deficiency)	774	(1,084)
Total Partners' Equity	3,440,631	3,254,830
Total Liabilities and Partners' Equity	$8,116,594	$8,418,579

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investment in Local Limited Partnership (continued)

Summarized Statements of Operations - for the years
ended December 31,

	2010	2009

Rental and other income	$2,937,927	$2,934,896

Expenses:
Operating	2,103,798	2,282,750
Interest	48,910	95,936
Depreciation and amortization	599,418	597,972
Total Expenses	2,752,126	2,976,658

Net Income (Loss)	$185,801	$(41,762)

Partnership's share of Net Income (Loss)	$183,943	$(41,344)
Other partners' share of Net Income (Loss)	$1,858	$(418)

The Partnership’s equity as reflected by the Local Limited Partnership of $3,439,857 and $3,255,914 at March 31, 2011 and 2010, respectively, differs from the Partnership’s investment in Local Limited Partnership before adjustments of $3,635,857 and $3,451,914 at March 31, 2011 and 2010, respectively, due to differences in the accounting treatment of miscellaneous items.

5.      Transactions with Affiliates

An affiliate of the General Partners receives the base amount of 0.275% (annually adjusted by the CPI factor) of Gross Proceeds due as the annual asset management fee for administering the affairs of the Partnership.  Asset management fees for the years ended March 31, 2011 and 2010 were $323,914 and $316,340, respectively.  During the years ended March 31, 2011 and 2010, $405,799 and $314,220, respectively, were paid out of available cash flow for asset management fees.  Included in due from affiliate at March 31, 2011 was $1,210 of asset management fees.  Included in due to affiliate at March 31, 2010 was $80,675 of asset management fees.

An affiliate of the General Partners is reimbursed for the cost of the Partnership's salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2011 and 2010 are $20,637 and $15,755, respectively, that the Partnership incurred for these expenses. During the years ended March 31, 2011 and 2010, $20,637 and $19,287, respectively, were paid for these expenses.  As of March 31, 2011 and 2010 there are no unpaid salaries and benefits expenses.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.      Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2011 and 2010 to the net loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2010 and 2009:

	2010	2009

Net Loss per financial statements	$(246,224)	$(429,397)

Equity in income (loss) of Local Limited Partnership for tax purposes in excess of equity in income (loss) for financial
reporting purposes	97,899	(9,902)

Adjustment to reflect March 31 fiscal year end to December 31
taxable year end	8,563	7,739

Amortization for tax purposes in excess of amortization for financial
reporting purposes	(1,391)	(1,392)

Net Loss per tax return	$(141,153)	$(432,952)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2011 and December 31, 2010, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investment in Local Limited Partnership	$1,355,943	$2,067,722	$(711,779)
Other assets	$1,170,662	$11,098,583	$(9,927,921)
Liabilities	$27,461	$105,258	$(77,797)

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnership for tax reporting purposes is approximately $1,623,000 greater than for financial reporting purposes;  (ii) the cumulative  amortization of  acquisition  fees  for tax purposes exceeds financial reporting purposes by approximately $29,000; (iii) the Partnership has provided an impairment of approximately $2,364,000 against its investments in Local Limited Partnership for financial reporting purposes; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.      Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investment in Local Limited Partnership	$1,177,104	$1,792,375	$(615,271)
Other assets	$1,697,724	$11,532,371	$(9,834,647)
Liabilities	$ 129,460	$ 122,546	$ 6,914

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax reporting purposes is approximately $1,721,000 greater than for financial reporting purposes;  (ii) the cumulative  amortization of  acquisition  fees  for tax purposes exceeds financial reporting purposes by approximately $27,000; (iii) the Partnership has provided an impairment of approximately $2,364,000 against its investment in Local Limited Partnership for financial reporting purposes; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

7.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of March 31, 2011 or 2010, or net income or losses for the years ended either March 31, 2011 or 2010.  The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2010 and 2009:

Circle Terrace Associates Limited Partnership	2010	2009
Total Assets	$8,116,594	$8,418,579
Total Liabilities	$4,675,963	$5,163,749
Revenue	$2,937,927	$2,934,896
Net Income (Loss)	$185,801	$(41,762)