Form 10-Q
period 2011-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2011-08-15
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_________________________________

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
Yes  X    No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   No  X   .

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

Yes____  No   X  .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                       Page No.

Item 1.      Financial Statements

Balance Sheets - June 30, 2011 (Unaudited)
 and March 31, 2011 (Audited)                                                                                                      1

Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2011 and 2010                                                                                        2

Statement of Changes in Partners' Equity (Unaudited) -
For the Three Months Ended June 30, 2011                                                                                3

Statements of Cash Flows (Unaudited) - For the Three
Months Ended June 30, 2011 and 2010                                                                                        4

Notes to the Financial Statements (Unaudited)                                                                                5

Item 2.      Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                          7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                     11

Item 4.       Controls and Procedures                                                                                                                   11

PART II.  OTHER INFORMATION

Item 6.       Exhibits                                                                                                                                                 12

SIGNATURE                                                                                                                                                          13

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements

BALANCE SHEETS
June 30, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	June 30	March 31

Cash and cash equivalents	$1,076,844	$1,169,357
Investment in Local Limited Partnership (Note 1)	1,400,504	1,355,943
Due from affiliate	-	1,210
Other assets	51	95
Total Assets	$2,477,399	$2,526,605

Liabilities and Partners' Equity

Accrued expenses	$36,273	$27,461
Total Liabilities	36,273	27,461

General, Initial and Investor Limited Partners' Equity	2,441,126	2,499,144
Total Liabilities and Partners' Equity	$2,477,399	$2,526,605

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Revenue:
Investment	$1,154	$1,647
Total Revenue	1,154	1,647

Expenses:
Asset management fees, affiliate	81,886	80,676
General and administrative (includes reimbursements to
an affiliate in the amount of $3,258 and $4,630
in 2011 and 2010, respectively)	21,847	28,995
Amortization	1,276	1,275
Total Expenses	105,009	110,946

Loss before equity in income (loss) of Local
Limited Partnership	(103,855)	(109,299)

Equity in income (loss) of Local Limited Partnership (Note 1)	45,837	(10,395)

Net Loss	$(58,018)	$(119,694)

Net Loss allocated:
General Partners	$(580)	$(1,197)
Limited Partners	(57,438)	(118,497)
	$(58,018)	$(119,694)
Net Loss per Limited Partner Unit
(68,929 Units)	$(0.83)	$(1.72)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2011	$24,898	$5,000	$2,469,246	$2,499,144

Net Loss	(580)	-	(57,438)	(58,018)

Balance at June 30, 2011	$24,318	$5,000	$2,411,808	$2,441,126

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(92,513)	$(59,303)

Net decrease in cash and cash equivalents	(92,513)	(59,303)

Cash and cash equivalents, beginning	1,169,357	1,697,686

Cash and cash equivalents, ending	$1,076,844	$1,638,383

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Qualified Housing Tax Credits L.P. V (the “Partnership”) for the year ended March 31, 2011.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of March 31, 2011 and 2010 and for the three months then ended.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.      Investment in Local Limited Partnership

The Partnership currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a government-assisted multi-family housing complex.  The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the Compliance Period for a nominal price.  In the event that the Property is sold to a third party or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

The following is a summary of investment in Local Limited Partnership at June 30, 2011 and March 31, 2011:

	June 30	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,109,932)	(2,155,769)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,681,694	3,635,857

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(95,790)	(94,514)

Investment in Local Limited Partnership before impairment	3,764,504	3,719,943

Cumulative impairment on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,400,504	$1,355,943

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investment in Local Limited Partnership (continued)

The Partnership has recorded an impairment for its investment in Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership’s share of the net income (loss) of the Local Limited Partnership for the three months ended June 30, 2011 and 2010 is $45,837 and ($10,395) respectively.

2.	New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of June 30, 2011 or 2010 or net income or losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2011 and 2010:

Circle Terrace Associates Limited Partnership	2011	2010
Revenue	$734,400	$733,800
Net Income (Loss)	$46,300	$(10,500)

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

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

The Partnership was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes some of which benefit from some form of federal, state or local assistance, and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street V Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).   The fiscal year of the Partnership ends on March 31.

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

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of $1,076,844 compared with $1,169,357 at March 31, 2011.  The decrease is attributable to net cash used for operations. Cash used for operations includes $80,676 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2011 and March 31, 2011, approximately $1,041,000 and $1,142,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2011, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of June 30, 2011, the Partnership has no contractual or other obligation to the Local Limited Partnership that has not been paid or provided for.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Distributions

No cash distributions were made during the three months ended June 30, 2011 and 2010.

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2011 resulted in a net loss of $58,018 as compared to a net loss of $119,694 for the same period in 2010. The decrease in net loss is primarily attributable to an increase in equity in income and a decrease in general and administrative expenses.  The increase in equity in income is due to the decrease in operating expense of the Local Limited Partnership. General and administrative costs decreased primarily due to a reduction in salary expenses.

Portfolio Update

As of June 30, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service (“Compliance Period”).  Failure to do so would result in the recapture of a portion of the property’s Tax Credits.  The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2007.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the quarter ended March 31, 2011.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that would have resulted in a disposition of the Partnership’s interest in this Local Limited Partnership late in 2011.  A May 2010 disposition date was previously reported; however, there were outstanding items that needed to be finalized before a disposition could occur.  A purchase and sales contract was signed January 10, 2010; however, it expired.  An extension agreement was executed, which reinstated and extended the original agreement through April 30, 2011.  However, the Managing General Partner is no longer working on getting an extension to the purchase and sales contract as the Local General Partner would like to renegotiate an exit strategy, which has yet to be determined.  The previously reported net sales proceeds, projected to be $7,250,000, or $105.18 per Unit, was based on previous appraisals and a rent comp study.  However, as a result of HUD not approving the increased rents associated with the proposed renovations, and pushing an increased capital budget, the value of the Property has decreased and thus net sales proceeds are now projected to be approximately $2,800,000, or $40.62 per Unit.  An exit of this Property is not expected until 2012 now.  The Managing General Partner currently estimates a $1,980,000, or $28.73 per Unit, tax loss for 2012.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.                 Controls and Procedures

Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 as amended (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Partnership’s Chief Executive Officer and its Chief Financial Officer of the Managing General Partner (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Partnership.  The controls and procedures established by the Partnership are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2011, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation of the Partnership's controls  that occurred during the Partnership’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

PART II.             OTHER INFORMATION

Item 6.                 Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1   Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2   Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 2011                                                        BOSTON FINANCIAL QUALIFIED HOUSING
TAX CREDITS L.P. V

By:          Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)