Form 10-Q
period 2011-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2011-11-14
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to________________

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
Yes  X    No_____.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X      No_____.

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
Yes______  No   X  .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                       Page No.

Item 1.      Financial Statements

Balance Sheets - September 30, 2011 (Unaudited)
 and March 31, 2011 (Audited)                                                                                                      1

Statements of Operations (Unaudited) - For the Three and Six
Months Ended September 30, 2011 and 2010                                                                             2

Statement of Changes in Partners' Equity
(Unaudited) - For the Six Months Ended September 30,
2011                                                                                                                                                   3

Statements of Cash Flows (Unaudited) - For the Six
Months Ended September 30, 2011 and 2010                                                                             4

Notes to the Financial Statements (Unaudited)                                                                                5

Item 2.      Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                          7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                      11

Item 4.     Controls and Procedures                                                                                                                     11

PART II.  OTHER INFORMATION

Item 6.      Exhibits                                                                                                                                                  12

SIGNATURE                                                                                                                                                           13

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

PART I.                        FINANCIAL INFORMATION

Item 1.                          Financial Statements

BALANCE SHEETS
September 30, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	September 30	March 31

Cash and cash equivalents	$1,030,239	$1,169,357
Investment in Local Limited Partnership (Note 1)	1,547,340	1,355,943
Due from affiliate	-	1,210
Other assets	183	95
Total Assets	$2,577,762	$2,526,605

Liabilities and Partners' Equity

Due to affiliate	$81,887	$-
Accrued expenses	21,446	27,461
Total Liabilities	103,333	27,461

General, Initial and Investor Limited Partners' Equity	2,474,429	2,499,144
Total Liabilities and Partners' Equity	$2,577,762	$2,526,605

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue
Investment	$1,061	$1,542	$2,215	$3,189
Total Revenue	1,061	1,542	2,215	3,189

Expenses:
Asset management fees, affiliate	81,887	80,676	163,773	161,352
General and administrative
(includes reimbursements to an affiliate
in the amount of $2,390 and $7,076
for the three months and $5,648 and $11,706 for the six months ended
September 30, 2011 and 2010,
respectively)	32,707	13,445	54,554	42,440
Amortization	1,275	1,277	2,551	2,552
Total Expenses	115,869	95,398	220,878	206,344

Loss before equity in income
of Local Limited Partnership	(114,808)	(93,856)	(218,663)	(203,155)

Equity in income of Local Limited
Partnership (Note 1)	148,111	158,802	193,948	148,407

Net Income (Loss)	$33,303	$64,946	$(24,715)	$(54,748)

Net Income (Loss) allocated:
General Partners	$333	$650	$(247)	$(547)
Limited Partners	32,970	64,296	(24,468)	(54,201)
	$33,303	$64,946	$(24,715)	$(54,748)

Net Income (Loss) Per Limited Partner
Unit (68,929 Units)	$0.48	$0.93	$(0.35)	$(0.79)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2011	$24,898	$5,000	$2,469,246	$2,499,144

Net Loss	(247)	-	(24,468)	(24,715)

Balance at September 30, 2011	$24,651	$5,000	$2,444,778	$2,474,429

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(139,118)	$(231,864)

Net decrease in cash and cash equivalents	(139,118)	(231,864)

Cash and cash equivalents, beginning	1,169,357	1,697,686

Cash and cash equivalents, ending	$1,030,239	$1,465,822

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Qualified Housing Tax Credits L.P. V (the “Partnership”) for the year ended March 31, 2011.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of June 30, 2011 and 2010 and for the six months then ended.

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

The following is a summary of investment in Local Limited Partnership at September 30, 2011 and March 31, 2011:

	September 30	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(1,961,821)	(2,155,769)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,829,805	3,635,857

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(97,065)	(94,514)

Investment in Local Limited Partnership before impairment	3,911,340	3,719,943

Cumulative impairment on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,547,340	$1,355,943

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investment in Local Limited Partnership (continued)

The Partnership has recorded an impairment for its investment in Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership’s share of the net income of the Local Limited Partnership for the six months ended September 30, 2011 and 2010 is $193,948 and $148,407 respectively.

2.	New Accounting Principles

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Partnership’s financial reporting or accounting.  The Partnership does not believe that any such recently issued pronouncement has had or will have a material effect on the Partnership’s financial statements.

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of September 30, 2011 or 2010 or net income (loss) for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2011 and 2010:

Circle Terrace Associates Limited Partnership	2011	2010
Revenue	$757,560	$760,839
Net Income	$149,607	$160,406

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

The Partnership was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes (each, a “Property”) some of which benefit from some form of federal, state or local assistance, and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street V Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).   The fiscal year of the Partnership ends on March 31.  As of September 30, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

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

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of $1,030,239 compared with $1,169,357 at March 31, 2011.  The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2011 and March 31, 2011, approximately $1,009,000 and $1,142,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2011, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

                            Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of September 30, 2011, the Partnership had no contractual or other obligation to the Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2011 and 2010.

Results of Operations

Three Month Period

The Partnership’s results of operations for the three months ended September 30, 2011 resulted in net income of $33,303 as compared to net income of $64,946 for the same period in 2010.  The decrease in net income is primarily attributable to an increase in general and administrative costs, a decrease in equity in income, and a decrease in investment income.  General and administrative expenses increased primarily due to increased charges for operations and administrative expenses necessary for the operation of the Partnership.  The decrease in equity in income is due to the increase in operating expense of the Local Limited Partnership.  The decrease in investment income is due to a decrease in average balance of funds held in investment.

Six Month Period

The Partnership’s results of operations for the six months ended September 30, 2011 resulted in net loss of $24,715 as compared to net loss of $54,748 for the same period in 2010.  The decrease in net loss is primarily attributable to an increase in equity in income of Local Limited Partnership.  These effects were partially offset by an increase in general and administrative costs and a decrease in investment income.  The increase in equity in income is due to the decrease in interest expense of the Local Limited Partnership. General and administrative expenses increased primarily due to increased charges for operations and administrative expenses necessary for the operation of the Partnership.  The decrease in investment income is due to a decrease in average balance of funds held in investment.

Portfolio Update

As of September 30, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

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

Property Discussions

The remaining Property, Circle Terrace, in which the Partnership has an interest, operated above breakeven for the quarter ended June 30, 2011.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that would have resulted in a disposition of the Partnership’s interest in this Local Limited Partnership in 2011.  A May 2010 disposition date was previously reported; however, there were outstanding items that needed to be finalized before a disposition could occur.  A purchase and sales contract was signed January 10, 2010; however, it expired.  An extension agreement was executed, which reinstated and extended the original agreement through April 30, 2011.  However, the purchase and sales contract was not further extended as the Local General Partner would like to renegotiate an exit strategy, which has yet to be determined.  The previously reported net sales proceeds, projected to be $7,250,000, or $105.18 per Unit, was based on previous appraisals and a rent comparative study.  However, as a result of HUD not approving the increased rents associated with the proposed renovations, and pushing an increased capital budget, the value of the Property has decreased and thus net sales proceeds are now projected to be approximately $2,300,000, or $33.37 per Unit.  An exit of this Property is now not expected until June 2012.  The Managing General Partner currently estimates a $2,480,000, or $35.98 per Unit, tax loss for 2012.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2011, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation of the Partnership's controls that occurred during the Partnership’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

PART II.                 OTHER INFORMATION

Item 6.                     Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1                           Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2                           Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2011                                                   BOSTON FINANCIAL QUALIFIED HOUSING
TAX CREDITS L.P. V

By:           Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)