Form 10-Q
period 2011-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2012-02-14
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                               December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________to___________________________________

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
Yes  X    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X      No____

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
Yes____ No   X  .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                       Page No.

Item 1.     Financial Statements

Balance Sheets – December 31, 2011 (Unaudited)
 and March 31, 2011 (Audited)                                                                                                    1

Statements of Operations (Unaudited) - For the Three and Nine
Months Ended December 31, 2011 and 2010                                                                             2

Statement of Changes in Partners' Equity
(Unaudited) - For the Nine Months Ended December 31,
2011                                                                                                                                                  3

Statements of Cash Flows (Unaudited) - For the Nine
Months Ended December 31, 2011 and 2010                                                                             4

Notes to the Financial Statements (Unaudited)                                                                              5

Item 2.      Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                        7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                  11

Item 4.        Controls and Procedures                                                                                                                11

PART II.  OTHER INFORMATION

Item 6.    Exhibits                                                                                                                                                 12

SIGNATURE                                                                                                                                                       13

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

PART I.                        FINANCIAL INFORMATION

Item 1.                          Financial Statements

BALANCE SHEETS
December 31, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	December 31	March 31

Cash and cash equivalents	$924,808	$1,169,357
Investment in Local Limited Partnership (Note 1)	1,676,410	1,355,943
Due from affiliate	-	1,210
Other assets	147	95
Total Assets	$2,601,365	$2,526,605

Liabilities and Partners' Equity

Due to affiliate	$81,886	$-
Accrued expenses	6,043	27,461
Total Liabilities	87,929	27,461

General, Initial and Investor Limited Partners' Equity	2,513,436	2,499,144
Total Liabilities and Partners' Equity	$2,601,365	$2,526,605

  The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Revenue
Investment	$959	$1,408	$3,174	$4,597
Total Revenue	959	1,408	3,174	4,597

Expenses:
Asset management fees, affiliate	81,886	80,676	245,659	242,028
General and administrative
(includes reimbursements to an affiliate
in the amount of $3,111 and $4,609
for the three months and $8,759 and $16,315 for the nine months ended
December 31, 2011 and 2010,
respectively)	9,136	29,668	63,690	72,108
Amortization	1,276	1,276	3,827	3,828
Total Expenses	92,298	111,620	313,176	317,964

Loss before equity in income
of Local Limited Partnership	(91,339)	(110,212)	(310,002)	(313,367)

Equity in income of Local Limited
Partnership (Note 1)	130,346	109,170	324,294	257,577

Net Income (Loss)	$39,007	$(1,042)	$14,292	$(55,790)

Net Income (Loss) allocated:
General Partners	$390	$(11)	$143	$(558)
Limited Partners	38,617	(1,031)	14,149	(55,232)
	$39,007	$(1,042)	$14,292	$(55,790)

Net Income (Loss) Per Limited Partner
Unit (68,929 Units)	$0.56	$(0.01)	$0.21	$(0.80)

  The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2011	$24,898	$5,000	$2,469,246	$2,499,144

Net Income	143	-	14,149	14,292

Balance at December 31, 2011	$25,041	$5,000	$2,483,395	$2,513,436

 The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(244,549)	$(333,842)

Net decrease in cash and cash equivalents	(244,549)	(333,842)

Cash and cash equivalents, beginning	1,169,357	1,697,686

Cash and cash equivalents, ending	$924,808	$1,363,844

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

The Managing General Partner has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of September 30, 2011 and 2010 and for the nine months then ended.

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

1.      Investment in Local Limited Partnership

The Partnership currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a government-assisted multi-family housing complex.  The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the Compliance Period for a nominal price.  In the event that the Property is sold to a third party or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

The following is a summary of investment in Local Limited Partnership at December 31, 2011 and March 31, 2011:

	December 31	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(1,831,475)	(2,155,769)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,960,151	3,635,857

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(98,341)	(94,514)

Investment in Local Limited Partnership before impairment	4,040,410	3,719,943

Cumulative impairment on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,676,410	$1,355,943

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investment in Local Limited Partnership (continued)

The Partnership has recorded an impairment for its investment in the Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership’s share of the net income of the Local Limited Partnership for the nine months ended December 31, 2011 and 2010 is $324,294 and $257,577, respectively.

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of December 31, 2011 or 2010 or net income (loss) for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2011 and 2010:

Circle Terrace Associates Limited Partnership	2011	2010
Revenue	$727,702	$724,598
Net Income	$131,663	$110,273

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could” and similar expressions are intended to identify such forward-looking statements.   The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

The Partnership was formed on June 16, 1989 under the laws of the State of Massachusetts for the primary purpose of investing, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes (each, a “Property”) some of which benefit from some form of federal, state or local assistance, and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street V Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).   The fiscal year of the Partnership ends on March 31.  As of December 31, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

Critical Accounting Policies

The Partnership’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Partnership’s policy is as follows:

The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity (“VIE”). The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The investment in the Local Limited Partnership is made primarily to obtain tax credits on behalf of the Partnership’s investors.  The Tax Credits generated by the Local Limited Partnership are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnership (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnership.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Partnership, through its ownership percentage, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment in the Local Limited Partnership using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investment in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Partnership does not receive the full amount of tax credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Liquidity and Capital Resources

At December 31, 2011, the Partnership had cash and cash equivalents of $924,808 compared with $1,169,357 at March 31, 2011.  The decrease is primarily attributable to the payment of asset management fees and cash used for operating activities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2011 and March 31, 2011, approximately $919,000 and $1,142,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2011, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of December 31, 2011, the Partnership had no contractual or other obligation to the Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2011 and 2010.

Results of Operations

Three Month Period

The Partnership’s results of operations for the three months ended December 31, 2011 resulted in net income of $39,007 as compared to net loss of $1,042 for the same period in 2010.  The decrease in net loss is primarily attributable to an increase in equity in income of the Local Limited Partnership and a decrease in general and administrative costs.  The increase in equity in income is due to the decrease in operating expenses of the Local Limited Partnership.  General and administrative expenses decreased primarily due to decreased charges for operations and administrative expenses necessary for the operation of the Partnership.

Nine Month Period

The Partnership’s results of operations for the nine months ended December 31, 2011 resulted in net income of $14,292 as compared to net loss of $55,790 for the same period in 2010.  The decrease in net loss is primarily attributable to an increase in equity in income of the Local Limited Partnership and a decrease in general and administrative costs.  The increase in equity in income is due to the increase in interest subsidy income and a decrease in operating expenses of the Local Limited Partnership.  General and administrative expenses decreased primarily due to decreased charges for operations and administrative expenses necessary for the operation of the Partnership.

Portfolio Update

As of December 31, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex which had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

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

Property Discussions

The remaining Property, in which the Partnership has an interest, operated above breakeven for the quarter ended September 30, 2011.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that would have resulted in a disposition of the Partnership’s interest in this Local Limited Partnership in 2011.  A May 2010 disposition date was previously reported; however, there were outstanding items that needed to be finalized before a disposition could occur.  A purchase and sales contract was signed January 10, 2010; however, it expired.  An extension agreement was executed, which reinstated and extended the original agreement through April 30, 2011.  However, the purchase and sales contract was not further extended as the Local General Partner would like to renegotiate an exit strategy, which has yet to be determined.  The previously reported net sales proceeds, projected to be $7,250,000, or $105.18 per Unit, was based on previous appraisals and a rent comparative study.  However, as a result of HUD not approving the increased rents associated with the proposed renovations, and pushing an increased capital budget, the value of the Property has decreased.  However, since last quarter’s report of projected net sales proceeds of approximately $2,300,000, or $33.37 per Unit, the Managing General Partner now expects approximately $4,000,000, or $58.03 per Unit.  An exit of this Property is expected in March 2012.  The Managing General Partner currently estimates a $710,000, or $10.30 per Unit, tax loss for 2012.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2011, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation of the Partnership's controls that occurred during the Partnership’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date:  February 14, 2012                                                      BOSTON FINANCIAL QUALIFIED HOUSING
TAX CREDITS L.P. V

By:          Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)