Form 10-K
period 2012-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2012-06-29
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                          March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to _____________________________________

                                                           Commission file number     0-19706

                                                  Boston Financial Qualified Housing Tax Credits L.P. V
                                                   (Exact name of registrant as specified in its charter)

                   Massachusetts                                                      04-3054464
      (State or other jurisdiction of                                 (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                          02110-1106
  (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code         617) 439-3911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

Large accelerated filer   ☐                                                                                                Accelerated Filer   ☐
    Non-accelerated filer     ☐  (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $60,904,650 as of March 31, 2012.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2012

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

PART I

Item 1                 Business                                                                                                              K-4
Item 2                 Properties                                                                                                           K-7
Item 3                 Legal Proceedings                                                                                           K-9
Item 4                 Mine Safety Disclosures                                                                                   K-9

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
Item 9A              Controls and Procedures                                                                                             K-13
Item 9B               Other Information                                                                                               K-13

PART III

Item 10                 Directors and Executive Officers
     of the Registrant                                                                                               K-13
Item 11                 Executive Compensation                                                                                            K-14
Item 12                 Security Ownership of Certain Beneficial
     Owners and Management and Related Unit Holder Matters                                                                                                      K-14
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
Item 14                 Principal Accounting Fees and Services                                                                                                                                      K-16
Item 15                 Exhibits, Financial Statement Schedules                                                                                                                                       K-16

SIGNATURES                                                                                                                                                                                                                          K-18

CERTIFICATIONS                                                                                                                                                                                                                  K-19

PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. V (the "Partnership") is a Massachusetts limited partnership formed on June 16, 1989 under the laws of the Commonwealth of Massachusetts.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts.  The Partnership raised $68,928,650 ("Gross Proceeds"), net of discounts of $350, through the sale of 68,929 Units.  Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners.  The offering of Units terminated on August 31, 1991.  No further sale of Units is expected.

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

The remaining Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners.  In accordance with the partnership agreement under which such entity is organized (the "Local Limited Partnership Agreement"), the Partnership depends on the Local General Partners for the management of the Local Limited Partnership.  The Local General Partner of the remaining Local Limited Partnership is identified in the schedule in Item 2 of this Report.

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

Local Limited Partnership		Capital Contributions
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apts Units	March 31, 2012	March 31, 2012	December 31, 2011	Subsidy *	2012

Circle Terrace Associates Limited
Partnership
Circle Terrace
Lansdowne, MD
Landex Corporation	303	$5,811,236	$5,811,236	$ 2,706,318	Section 8	95%

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements imposed by the Partnership, in addition to requirements of Federal and State securities laws.  The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units.  Units will not be redeemed or repurchased by the Partnership.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 2012, there were 2,835 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually.  During the years ended March 31, 2012 and 2011, no cash distribution was paid.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project”, “plan,” “expect,” “believe,” “could,” “will,” “may,” “might” and similar expressions are intended to identify such forward-looking statements.   The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

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

As of March 31, 2012, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

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

The Partnership is involved with the Local Limited Partnership in which it invests as a non-controlling equity holder.  The investment in Local Limited Partnership is made primarily to obtain federal income Tax Credits on behalf of the Partnership’s investors.  Such Tax Credits are not reflected on the books of the Partnership.  The Local Limited Partnership is a Variable Interest Entity ("VIE") because the owners of the equity at risk do not have the power to direct its operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

The Local General Partner, who is considered to be the primary beneficiary, directs the activities of the Local Limited Partnership and is responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment using the equity method of accounting.

Under the equity method, the investment in Local Limited Partnership is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnership.  Equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to the Local Limited Partnership. In the event that the Local Limited Partnership records other comprehensive income or loss, the Partnership will evaluate its impact on the Partnership and determine whether it should be included as other comprehensive income or loss in the statement of partners’ equity.  Under the equity method, the Local Limited Partnership investment will not be carried below zero.   To the extent that the Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from the Local Limited Partnership will not be recorded until all of the related suspended losses have been offset.  To the extent that the Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, the distribution is recorded as income in the Partnership’s statement of operations.

The Partnership's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Partnership does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partner under the provisions of Tax Credit guarantees.  The Partnership may be subject to additional losses to the extent of any additional financial support that the Partnership voluntarily provides in the future. The Partnership, through its ownership percentages, may participate in Property disposition proceeds, the timing and amounts of which are unknown.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

The Partnership is subject to risks inherent in the ownership of Property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of Tax Credits.  If the cost of operating a Property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds and advances in order to protect its investment. The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.

Periodically, the carrying value of the investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for the Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of the Local Limited Partnership Agreement.  Generally, the carrying value of the Local Limited Partnership will decline through losses and distributions.  However, the Partnership may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from the Local Limited Partnership.

Liquidity and Capital Resources

At March 31, 2012, the Partnership had cash and cash equivalents of $818,420 as compared with $1,169,357 at March 31, 2011.  The decrease is attributable to net cash used for operations. Cash used for operations includes $244,449 paid to the Managing General Partner for asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2012 and 2011, approximately $793,000 and $1,142,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2012, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.  To date, the Partnership has used approximately $988,000 of Reserves to fund operations.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of March 31, 2012, the Partnership had no contractual or other obligation to the Local Limited Partnership that had not been paid or provided for.

Cash Distributions

The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next six months.  This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantee can be made as to the extent of its outcome on distributions.  Based on the results of 2011 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts may be needed to fund Property operating costs.  In addition, the Property may benefit from some type of federal or state subsidy and, as a consequence, is subject to restrictions on cash distributions.

Results of Operations

The Partnership’s results of operations for the year ended March 31, 2012 resulted in net loss of $557,625 as compared to net loss of $246,224 for the same period in 2011.  The increase in net loss is primarily attributable to a decrease in equity in income of Local Limited Partnership and an increase in asset management fee.  The decrease in equity in income is due to the increase in operating and interest expenses of the Local Limited Partnership.  The increase in asset management fee is due to the annual adjustment of the CPI Factor.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1993.  The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

The remaining Property in which the Partnership has an interest, did not operate above breakeven for the quarter ended December 31, 2011.  Occupancy averaged 98% for the three months ending December 31, 2011; however, capital expenditures continue to increase as a result of the age of the Property.  In addition, a recent foundation settlement issue caused by the northeast earthquake in 2011 was noticed on two of the buildings.  One building has been stabilized, but the other has not, as such four of the units in this building are currently off-line.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, negotiated an exit strategy that would have resulted in a disposition of the Partnership’s interest in this Local Limited Partnership in 2011.  A May 2010 disposition date was previously reported; however, there were outstanding items that needed to be finalized before a disposition could occur.  A purchase and sales contract was signed January 10, 2010; however, it expired.  An extension agreement was executed, which reinstated and extended the original agreement through April 30, 2011.  However, the purchase and sales contract was not further extended as the Local General Partner would like to renegotiate an exit strategy, which has yet to be determined.  The previously reported net sales proceeds, projected to be $7,250,000, or $105.18 per Unit, was based on previous appraisals and a rent comparative study.  However, as a result of HUD not approving the increased rents associated with the proposed renovations, and pushing an increased capital budget, the value of the Property has decreased.  Since last quarter’s report of projected net sales proceeds of approximately $4,000,000, or $58.03 per Unit, the Managing General Partner now expect projected net sales of approximately $3,555,000, or $51.57 per Unit.  An exit of this Property is expected in September 2012.  The Managing General Partner currently estimates a $510,000, or $7.40 per Unit, tax loss for 2012.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2012 and 2011.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of March 31, 2012.  Based on this assessment, management concluded that, as of March 31, 2012, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 17 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 11.  Executive Compensation

Neither the directors nor officers of the Managing General Partner, the partners of Arch Street V L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

As of March 31, 2012, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

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

Information regarding the fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partners is paid an asset management fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of 0.275% (as adjusted by the CPI Factor) of Gross Proceeds annually as the asset management fee.  Asset management fees incurred in each of the two years ended March 31, 2012 are as follows:

	2012	2011

Asset management fees	$330,002	$323,914

Salaries and Benefits Expense Reimbursements

An affiliate of the General Partners is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2012 are as follows:

	2012	2011

Salaries and benefits expense reimbursements	$14,215	$20,637

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners receive 1% of cash distributions paid to partners.  There were no cash distributions made in the two years ended March 31, 2012.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partners or their affiliates for the two years ended March 31, 2012 is presented in the Notes to the Financial Statements.

Item 14.                      Principal Accounting Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2012 as follows:

	2012	2011

Audit fees	$42,500	$45,000

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2012.

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

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under that section. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V

By:      Arch Street VIII, Inc.
its Managing General Partner

By:              /s/Kenneth J. Cutillo                                                                Date:           June 29, 2012
        Kenneth J. Cutillo
       President
      Arch Street VIII, Inc.
    (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By:              /s/Kenneth J. Cutillo                                                                Date:           June 29, 2012
       Kenneth J. Cutillo
       President
      Arch Street VIII, Inc.
    (Chief Financial Officer)

By:              /s/Kenneth J. Cutillo                                                                Date:           June 29, 2012
        Kenneth J. Cutillo
       President
      Arch Street VIII, Inc.
    (Chief Accounting Officer)

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Annual Report on Form 10-K
For The Year Ended March 31, 2012
Index

Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2012 and 2011                                                               F-2

Financial Statements

Balance Sheets - March 31, 2012 and 2011                                                                    F-3

Statements of Operations - For the years ended
March 31, 2012 and 2011                                                                                             F-4

Statements of Changes in Partners' Equity
     For the years ended March 31, 2012 and 2011                                                          F-5

Statements of Cash Flows - For the years ended
March 31, 2012 and 2011                                                                                             F-6

Notes to the Financial Statements                                                                                  F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Boston Financial Qualified Housing Tax Credits L.P. V

We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2012 and 2011, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. V as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
June 29, 2012

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

BALANCE SHEETS
 March 31, 2012 and 2011

	2012	2011
Assets

Cash and cash equivalents	$818,420	$1,169,357
Investment in Local Limited Partnership (Note 3)	1,232,616	1,355,943
Due from affiliate (Note 4)	-	1,210
Other Assets	103	95
Total Assets	$2,051,139	$2,526,605

Liabilities and Partners' Equity

Due to affiliate (Note 4)	$84,343	$-
Accrued expenses	25,277	27,461
Total Liabilities	109,620	27,461

General, Initial and Investor Limited Partners' Equity	1,941,519	2,499,144
Total Liabilities and Partners' Equity	$2,051,139	$2,526,605

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2012 and 2011

	2012	2011
Revenue:
Investment	$3,941	$5,866
Total Revenue	3,941	5,866

Expenses:
Asset management fees, affiliate (Note 4)	330,002	323,914
General and administrative (includes reimbursements
to an affiliate in the amount of $14,215 and
$20,637 in 2012 and 2011, respectively) (Note 4)	108,237	107,015
Amortization	5,103	5,104
Total Expense	443,342	436,033

Loss before equity in income (loss) of Local Limited Partnership	(439,401)	(430,167)

Equity in income (loss) of Local Limited Partnership (Note 3)	(118,224)	183,943

Net Loss	$(557,625)	$(246,224)

Net Loss allocated:
General Partners	$(5,576)	$(2,462)
Limited Partners	(552,049)	(243,762)
	$(557,625)	$(246,224)
Net Loss per Limited Partner Unit
(68,929 Units)	$(8.01)	$(3.54)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2012 and 2011

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$27,360	$5,000	$2,713,008	$2,745,368

Net Loss	(2,462)	-	(243,762)	(246,224)

Balance at March 31, 2011	24,898	5,000	2,469,246	2,499,144

Net Loss	(5,576)	-	(552,049)	(557,625)

Balance at March 31, 2012	$19,322	$5,000	$1,917,197	$1,941,519

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net Loss	$(557,625)	$(246,224)
Adjustments to reconcile net loss to net cash used for
operating activities:
Equity in (income) loss of Local Limited Partnership	118,224	(183,943)
Amortization	5,103	5,104
Increase (decrease) in cash arising from changes in operating assets and liabilities:
Due from affiliate	-	(1,210)
Other assets	(8)	(57)
Due to affiliate	85,553	(80,675)
Accrued expenses	(2,184)	(21,324)
Net cash used for operating activities	(350,937)	(528,329)

Net decrease in cash and cash equivalents	(350,937)	(528,329)

Cash and cash equivalents, beginning	1,169,357	1,697,686

Cash and cash equivalents, ending	$818,420	$1,169,357

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

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2012 and 2011, approximately $793,000 and $1,142,000, respectively, has been designated as Reserves.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.    Significant Accounting Policies (continued)

Investment in Local Limited Partnership

The Partnership is involved with the Local Limited Partnership in which it invests as a non-controlling equity holder.  The investment in Local Limited Partnership is made primarily to obtain federal income Tax Credits on behalf of the Partnership’s investors.  Such Tax Credits are not reflected on the books of the Partnership.  The Local Limited Partnership is a Variable Interest Entity ("VIE") because the owners of the equity at risk do not have the power to direct its operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

The general partner or managing member of the Local Limited Partnership (the “Local General Partner”), who is considered to be the primary beneficiary, directs the activities of the Local Limited Partnership and is responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment using the equity method of accounting.

Under the equity method, the investment in Local Limited Partnership is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnership.  Equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to the Local Limited Partnership. In the event that the Local Limited Partnership records other comprehensive income or loss, the Partnership will evaluate its impact on the Partnership and determine whether it should be included as other comprehensive income or loss in the statement of partners’ equity.  Under the equity method, the Local Limited Partnership investment will not be carried below zero.   To the extent that the Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from the Local Limited Partnership will not be recorded until all of the related suspended losses have been offset.  To the extent that the Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, the distribution is recorded as income in the Partnership’s statement of operations.

The Partnership's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Partnership does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partner under the provisions of Tax Credit guarantees.  The Partnership may be subject to additional losses to the extent of any additional financial support that the Partnership voluntarily provides in the future. The Partnership, through its ownership percentages, may participate in Property disposition proceeds, the timing and amounts of which are unknown.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees and expenses paid.  These fees and expenses are included in the Partnership's investment in Local Limited Partnership and are being amortized on a straight-line basis over 35 years once construction of the Property is completed and until the Local Limited Partnership’s investment balance has been reduced to zero.

The Partnership is subject to risks inherent in the ownership of Property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of Tax Credits.  If the cost of operating a Property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds and advances in order to protect its investment. The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investment in Local Limited Partnership (continued)

Periodically, the carrying value of the investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for the Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of the Local Limited Partnership Agreement.  Generally, the carrying value of the Local Limited Partnership will decline through losses and distributions.  However, the Partnership may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from the Local Limited Partnership.

Management has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of December 31, 2011 and 2010 and for the years then ended.

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

Income Taxes

The Partnership has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and Tax Credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  The Partnership is required to and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2008 through 2011.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.      Investment in Local Limited Partnership

The Partnership currently has a limited partner or member interest in one Local Limited Partnership which was organized for the purpose of owning and operating a multi-family housing complex which is government-assisted.  The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the Compliance Period for a nominal price.  In the event that  the Property is sold to a third party or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

The following is a summary of investment in Local Limited Partnership at March 31, 2012 and 2011:

	2012	2011
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,273,993)	(2,155,769)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,517,633	3,635,857

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(99,617)	(94,514)

Investment in Local Limited Partnership before impairment	3,596,616	3,719,943

Cumulative impairment on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,232,616	$1,355,943

The Partnership has recorded an impairment for its investment in Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.      Investment in Local Limited Partnership (continued)

Summarized financial information of the Local Limited Partnership in which the Partnership has invested as of December 31, 2011 and 2010 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interest on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

	2011	2010
Assets:
Investment property, net	$6,220,865	$6,497,159
Other assets	1,493,860	1,619,435
Total Assets	$7,714,725	$8,116,594

Liabilities and Partners' Equity:
Mortgage notes payable	$2,706,318	$3,378,972
Other liabilities	1,687,194	1,296,991
Total Liabilities	4,393,512	4,675,963

Partnership's equity	3,321,633	3,439,857
Other partners' equity (deficiency)	(420)	774
Total Partners' Equity	3,321,213	3,440,631
Total Liabilities and Partners' Equity	$7,714,725	$8,116,594

Summarized Statements of Operations - for the years
ended December 31,

	2011	2010

Rental and other income	$2,955,648	$2,937,927

Expenses:
Operating	2,486,311	2,103,798
Interest	2,316	48,910
Depreciation and amortization	586,439	599,418
Total Expenses	3,075,066	2,752,126

Net Income (Loss)	$(119,418)	$185,801

Partnership's share of Net Income (Loss)	$(118,224)	$183,943
Other partners' share of Net Income (Loss)	$(1,194)	$1,858

The Partnership’s equity as reflected by the Local Limited Partnership of $3,321,633 and $3,439,857 at December 31, 2011 and 2010, respectively, differs from the Partnership’s investment in Local Limited Partnership before adjustments of $3,517,633 and $3,635,857 at March 31, 2012 and 2011, respectively, due to differences in the accounting treatment of miscellaneous items.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Transactions with Affiliates

An affiliate of the General Partners receives the base amount of 0.275% (annually adjusted by the CPI Factor) of Gross Proceeds as the annual asset management fee for administering the affairs of the Partnership.  Asset management fees for the years ended March 31, 2012 and 2011 were $330,002 and $323,914, respectively.  During the years ended March 31, 2012 and 2011, $244,449 and $405,799, respectively, were paid out of available cash flow for asset management fees.  Included in due to affiliate at March 31, 2012 was $84,343 of asset management fees.  Included in due from affiliate at March 31, 2011 was $1,210 of asset management fees.

An affiliate of the General Partners is reimbursed for the cost of the Partnership's salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2012 and 2011 are $14,215 and $20,637, respectively, that the Partnership incurred for these expenses. During the years ended March 31, 2012 and 2011, $14,215 and $20,637, respectively, were paid for these expenses.  As of March 31, 2012 and 2011 there are no unpaid salaries and benefits expenses.

5.      Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2012 and 2011 to the net loss reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2011 and 2010:

	2011	2010

Net Loss per financial statements	$(557,625)	$(246,224)

Equity in income (loss) of Local Limited Partnership for tax purposes in excess of equity in income (loss) for financial
reporting purposes	(51,725)	97,899

Adjustment to reflect March 31 fiscal year end to December 31
taxable year end	12,600	8,563

Amortization for tax purposes in excess of amortization for financial
reporting purposes	(1,392)	(1,391)

Net Loss per tax return	$(598,142)	$(141,153)

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

5.      Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	Financial
	Reporting Tax
	Purposes Purposes		Differences

Investment in Local Limited Partnership	$1,232,616	$1,891,278	$(658,662)
Other assets	$818,523	$10,659,556	$(9,841,033)
Liabilities	$109,620	$87,929	$21,691

The differences in assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnership for tax reporting purposes is approximately $1,675,000 greater than for financial reporting purposes;  (ii) the cumulative  amortization of  acquisition  fees  for tax purposes exceeds financial reporting purposes by approximately $30,000; (iii) the Partnership has provided an impairment of approximately $2,364,000 against its investments in Local Limited Partnership for financial reporting purposes; and (iv) organizational and offering costs of approximately $9,500,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

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

6.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of March 31, 2012 or 2011, or net income or losses for the years ended either March 31, 2012 or 2011.  The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2011 and 2010:

Circle Terrace Associates Limited Partnership	2011	2010
Total Assets	$7,714,725	$8,116,594
Total Liabilities	$4,393,512	$4,675,963
Revenue	$2,955,648	$2,937,927
Net Income (Loss)	$(119,418)	$185,801