Form 10-Q
period 2012-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2012-08-14
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                               June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________________ to__________________________

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
Yes  X    No__.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X    No__.

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
Yes___  No   X  .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                       Page No.

Item 1.      Financial Statements

Condensed Balance Sheets (Unaudited) - June 30, 2012
 and March 31, 2012                                                                                                                       1

Condensed Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2012 and 2011                                                                                       2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Three Months Ended June 30, 2012                                                                              3

Cndensed Statements of Cash Flows (Unaudited) - For the Three
Months Ended June 30, 2012 and 2011                                                                                      4

Notes to the Financial Statements (Unaudited)                                                                               5

Item 2.      Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                         7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                    11

Item 4.      Controls and Procedures                                                                                                                   11

PART II.  OTHER INFORMATION

Item 6.              Exhibits                                                                                                                                         12

SIGNATURE                                                                                                                                                         13

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CONDENSED BALANCE SHEETS
June 30, 2012 and March 31, 2012
(Unaudited)

Assets	June 30	March 31

Cash and cash equivalents	$743,323	$818,420
Investment in Local Limited Partnership (Note 1)	1,201,739	1,232,616
Other assets	57	103
Total Assets	$1,945,119	$2,051,139

Liabilities and Partners' Equity

Due to affiliate	$84,343	$84,343
Accrued expenses	37,692	25,277
Total Liabilities	122,035	109,620

General, Initial and Investor Limited Partners' Equity	1,823,084	1,941,519
Total Liabilities and Partners' Equity	$1,945,119	$2,051,139

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

Revenue:
Investment	$663	$1,154
Cash distribution income	17,922	-
Total Revenue	18,585	1,154

Expenses:
Asset management fees, affiliate	84,343	81,886
General and administrative (includes reimbursements to
an affiliate in the amount of $4,037 and $3,258
in 2012 and 2011, respectively)	21,800	21,847
Amortization	1,276	1,276
Total Expenses	107,419	105,009

Loss before equity in income (loss) of Local
Limited Partnership	(88,834)	(103,855)

Equity in income (loss) of Local Limited Partnership (Note 1)	(29,601)	45,837

Net Loss	$(118,435)	$(58,018)

Net Loss allocated:
General Partners	$(1,184)	$(580)
Limited Partners	(117,251)	(57,438)
	$(118,435)	$(58,018)
Net Loss per Limited Partner Unit
(68,929 Units)	$(1.70)	$(0.83)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2012
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2012	$19,322	$5,000	$1,917,197	$1,941,519

Net Loss	(1,184)	-	(117,251)	(118,435)

Balance at June 30, 2012	$18,138	$5,000	$1,799,946	$1,823,084

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

Net cash used for operating activities	$(75,097)	$(92,513)

Net decrease in cash and cash equivalents	(75,097)	(92,513)

Cash and cash equivalents, beginning	818,420	1,169,357

Cash and cash equivalents, ending	$743,323	$1,076,844

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Qualified Housing Tax Credits L.P. V (the “Partnership”) for the year ended March 31, 2012.  In the opinion of the managing general partner of the Partnership, Arch Street VIII, Inc. (the “Managing General Partner”), these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of March 31, 2012 and 2011 and for the three months then ended.

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

1.      Investment in Local Limited Partnership

The Partnership currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a multi-family housing complex which is government-assisted.  The Partnership's ownership interest in the Local Limited Partnership is 99%.  The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the 15-year period during which properties that receive tax credits must remain in compliance with rent restriction and set-aside requirements (the “Compliance Period”) for a nominal price.  In the event that the Property is sold to a third party or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at June 30, 2012 and March 31, 2012:

	June 30	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,303,594)	(2,273,993)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,488,032	3,517,633

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(100,893)	(99,617)

Investment in Local Limited Partnership before impairment	3,565,739	3,596,616

Cumulative impairment on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,201,739	$1,232,616

The Partnership has recorded an impairment for its investment in Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership’s share of the net income (loss) of the Local Limited Partnership for the three months ended June 30, 2012 and 2011 is ($29,601) and $45,837, respectively.

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of June 30, 2012 or 2011 or net income (loss) for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2012 and 2011:

Circle Terrace Associates Limited Partnership	2012	2011
Revenue	$738,900	$734,400
Net Income (Loss)	$(29,900)	$46,300

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

The Partnership is a Massachusetts limited partnership organized to invest, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes (each, a “Property”), some of which benefit from some form of federal, state or local assistance, and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions.  The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street V Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Partnership ends on March 31.

Critical Accounting Policies

The Partnership’s accounting policies include those that relate to its recognition of investment in the Local Limited Partnership using the equity method of accounting.  The Partnership’s policy is as follows:

The Partnership is involved with the Local Limited Partnership in which it invests as a non-controlling equity holder.  The investment in the Local Limited Partnership is made primarily to obtain federal income Tax Credits on behalf of the Partnership’s investors.  Such Tax Credits are not reflected on the books of the Partnership.  The Local Limited Partnership is a Variable Interest Entity ("VIE") because the owners of the equity at risk do not have the power to direct its operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, a VIE requires continual reassessment of the primary beneficiary.

The general partner of the Local Limited Partnership (the “Local General Partner”), who is considered to be the primary beneficiary, directs the activities of the Local Limited Partnership and is responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment using the equity method of accounting.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Under the equity method, the investment in the Local Limited Partnership is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnership.  Equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to the Local Limited Partnership. In the event that the Local Limited Partnership records other comprehensive income or loss, the Partnership will evaluate its impact on the Partnership and determine whether it should be included as other comprehensive income or loss in the statement of partners’ equity.  Under the equity method, the Local Limited Partnership investment will not be carried below zero.   To the extent that the Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from the Local Limited Partnership will not be recorded until all of the related suspended losses have been offset.  To the extent that the Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, the distribution is recorded as income in the Partnership’s statement of operations.

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

Periodically, the carrying value of the investment in the Local Limited Partnership is tested for other-than-temporary impairment.  If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits.  The estimated remaining benefits for the Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of the partnership agreement of the Local Limited Partnership.  Generally, the carrying value of the Local Limited Partnership will decline through losses and distributions.  However, the Partnership may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from the Local Limited Partnership.

Liquidity and Capital Resources

At June 30, 2012, the Partnership had cash and cash equivalents of $743,323 compared with $818,420 at March 31, 2012.  The decrease is attributable to net cash used for operations.  Cash used for operations includes $84,343 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2012 and March 31, 2012, approximately $706,000 and $793,000, respectively, has been designated as Reserves.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of June 30, 2012, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.  To date, the Partnership has used approximately $1,076,000 of Reserves to fund operations.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of June 30, 2012, the Partnership has no contractual or other obligation to the Local Limited Partnership that has not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2012 and 2011.

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2012 resulted in a net loss of $118,435 as compared to a net loss of $58,018 for the same period in 2011.  The increase in net loss is primarily attributable to a decrease in equity in income, partially offset by an increase in cash distribution income.  The decrease in equity in income is due to the increase in operating expenses of the Local Limited Partnership.  The increase in cash distribution income is due to the Partnership receiving the final distribution in the quarter ended June 30, 2012 from a Local Limited Partnership disposed of in a previous year.

Portfolio Update

As of June 30, 2012, the Partnership’s investment portfolio consists of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

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

The Managing General Partner will continue to closely monitor the operations of the remaining Property and continues to explore a disposition strategy with respect to the Partnership’s remaining Local Limited Partnership interest.  The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership.  Investors will continue to be Limited Partners, receiving Schedule K-1s and quarterly and annual reports, until the Partnership is dissolved.

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions

The remaining Property in which the Partnership has an interest did not operate above breakeven for the quarter ended March 31, 2012.  Occupancy averaged 95% for the three months ending March 31, 2012; however, capital expenditures continue to increase as a result of the age of the Property.  In addition, a recent foundation settlement issue caused by the northeast earthquake in 2011 was noticed on two of the buildings.  One building has been stabilized, but the other has not, as such four of the units in this building are currently unable to be rented.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, have been negotiating exit strategies that would have resulted in a disposition of the Partnership’s interest in this Local Limited Partnership.  A May 2010 disposition date was previously reported; however, there were outstanding items that needed to be finalized before a disposition could occur.  A new purchase and sales contract was signed in July 2012.  The previously reported net sales proceeds, projected to be $7,250,000, or $105.18 per Unit, was based on previous appraisals and a rent comparative study.  However, as a result of the Department of Housing and Urban Development not approving the increased rents associated with the proposed renovations, and pushing an increased capital budget, the value of the Property has decreased.  The Managing General Partner now expects projected net sales proceeds to the Partnership of approximately $3,555,000, or $51.57 per Unit.  A disposition of the interest in this Local Limited Partnership is expected in December 2012.  The Managing General Partner currently estimates a $470,000, or $6.82 per Unit, tax loss for 2012.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2012, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under that section. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2012                                                        BOSTON FINANCIAL QUALIFIED HOUSING
TAX CREDITS L.P. V

By:          Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)