Form 10-Q
period 2012-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P V
filed 2012-11-14
CIK 852953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________ to_______________________________________

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
Yes___  No   X  .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                       Page No.

Item 1.      Financial Statements

Condensed Balance Sheets (Unaudited) - September 30, 2012
 and March 31, 2012                                                                                                                             1

Condensed Statements of Operations (Unaudited) - For the Three and
Six Months Ended September 30, 2012 and 2011                                                                             2

Condensed Statement of Changes in Partners' Equity
(Unaudited) - For the Six Months Ended September 30, 2012                                                       3

Condensed Statements of Cash Flows (Unaudited) - For the Six
Months Ended September 30, 2012 and 2011                                                                                   4

Notes to the Financial Statements (Unaudited)                                                                                      5

Item 2.      Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                           11

Item 4.      Controls and Procedures                                                                                                                          11

PART II.  OTHER INFORMATION

Item 6.      Exhibits                                                                                                                                                        12

SIGNATURE                                                                                                                                                                13

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CONDENSED BALANCE SHEETS
September 30, 2012 and March 31, 2012
(Unaudited)

Assets	September 30	March 31

Cash and cash equivalents	$610,938	$818,420
Investment in Local Limited Partnership (Note 1)	1,373,807	1,232,616
Other assets	210	103
Total Assets	$1,984,955	$2,051,139

Liabilities and Partners' Equity

Due to affiliate	$84,343	$84,343
Accrued expenses	15,414	25,277
Total Liabilities	99,757	109,620

General, Initial and Investor Limited Partners' Equity	1,885,198	1,941,519
Total Liabilities and Partners' Equity	$1,984,955	$2,051,139

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue
Investment	$241	$1,061	$904	$2,215
Cash distribution income	-	-	17,922	-
Total Revenue	241	1,061	18,826	2,215

Expenses:
Asset management fees, affiliate	84,343	81,887	168,686	163,773
General and administrative
(includes reimbursements to an affiliate
in the amount of $3,781 and $2,390
for the three months and $7,818 and $5,648 for the six months ended
September 30, 2012 and 2011,
respectively)	25,852	32,707	47,652	54,554
Amortization	1,275	1,275	2,551	2,551
Total Expenses	111,470	115,869	218,889	220,878

Loss before equity in income
of Local Limited Partnership	(111,229)	(114,808)	(200,063)	(218,663)

Equity in income of Local Limited
Partnership (Note 1)	173,343	148,111	143,742	193,948

Net Income (Loss)	$62,114	$33,303	$(56,321)	$(24,715)

Net Income (Loss) allocated:
General Partners	$621	$333	$(563)	$(247)
Limited Partners	61,493	32,970	(55,758)	(24,468)
	$62,114	$33,303	$(56,321)	$(24,715)

Net Income (Loss) Per Limited Partner
Unit (68,929 Units)	$0.89	$0.48	$(0.81)	$(0.35)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2012
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2012	$19,322	$5,000	$1,917,197	$1,941,519

Net Loss	(563)	-	(55,758)	(56,321)

Balance at September 30, 2012	$18,759	$5,000	$1,861,439	$1,885,198

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

Net cash used for operating activities	$(207,482)	$(139,118)

Net decrease in cash and cash equivalents	(207,482)	(139,118)

Cash and cash equivalents, beginning	818,420	1,169,357

Cash and cash equivalents, ending	$610,938	$1,030,239

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

The Managing General Partner has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of June 30, 2012 and 2011 and for the six months then ended.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at September 30, 2012 and March 31, 2012:

	September 30	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$5,811,236	$5,811,236

Cumulative equity in losses of Local Limited Partnership	(2,130,251)	(2,273,993)

Cumulative cash distributions received from Local Limited Partnership	(19,610)	(19,610)

Investment in Local Limited Partnership before adjustments	3,661,375	3,517,633

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	178,600	178,600

Cumulative amortization of acquisition fees and expenses	(102,168)	(99,617)

Investment in Local Limited Partnership before impairment	3,737,807	3,596,616

Cumulative impairment on investment in Local Limited Partnership	(2,364,000)	(2,364,000)

Investment in Local Limited Partnership	$1,373,807	$1,232,616

The Partnership has recorded an impairment for its investment in Local Limited Partnership in order to appropriately reflect the estimated net realizable value of this investment.

The Partnership’s share of the net income of the Local Limited Partnership for the six months ended September 30, 2012 and 2011 is $143,742 and $193,948, respectively.

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of September 30, 2012 or 2011 or net income for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2012 and 2011:

Circle Terrace Associates Limited Partnership	2012	2011
Revenue	$664,582	$757,560
Net Income	$175,094	$149,607

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” “will,” “may,” “might” and similar expressions are intended to identify such forward-looking statements.  The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

The Partnership is a Massachusetts limited partnership organized to invest, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, “Local Limited Partnerships”), which own and operate apartment complexes (each, a “Property”), some of which benefit from some form of federal, state or local assistance, and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions.  The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street V Limited Partnership.  The General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Partnership ends on March 31.

Critical Accounting Policies

The Partnership’s accounting policies include those that relate to its recognition of investment in the Local Limited Partnership using the equity method of accounting.  The Partnership’s policy is as follows:

The Partnership is involved with the Local Limited Partnership in which it invests as a non-controlling equity holder.  The investment in the Local Limited Partnership is made primarily to obtain federal income Tax Credits on behalf of the Partnership’s investors.  Such Tax Credits are not reflected on the books of the Partnership.  The Local Limited Partnership is a Variable Interest Entity (“VIE”) because the owners of the equity at risk do not have the power to direct its operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, a VIE requires continual reassessment of the primary beneficiary.

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

Liquidity and Capital Resources

At September 30, 2012, the Partnership has cash and cash equivalents of $610,938 compared with $818,420 at March 31, 2012.  The decrease is attributable to net cash used for operations.  Cash used for operations includes $168,686 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2012 and March 31, 2012, approximately $596,000 and $793,000, respectively, has been designated as Reserves.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

       Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $319,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $128,000 also have been used to make additional capital contributions to one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of September 30, 2012, the Partnership has advanced approximately $529,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.  To date, the Partnership has used approximately $1,186,000 of Reserves to fund operations.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of September 30, 2012, the Partnership has no contractual or other obligation to the Local Limited Partnership that has not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2012 and 2011.

Results of Operations

Three Month Period

The Partnership’s results of operations for the three months ended September 30, 2012 resulted in net income of $62,114 as compared to net income of $33,303 for the same period in 2011.  The increase in net income is primarily attributable to an increase in equity in income of the Local Limited Partnership and a decrease in general and administrative costs.  The increase in equity in income is due to a decrease in utility expenses of the Local Limited Partnership.  General and administrative expenses decreased primarily due to decreased charges for operations and administrative expenses necessary for the operation of the Partnership.

Six Month Period

The Partnership’s results of operations for the six months ended September 30, 2012 resulted in net loss of $56,321 as compared to net loss of $24,715 for the same period in 2011.  The increase in net loss is primarily attributable to a decrease in equity in income of the Local Limited Partnership, partially offset by an increase in cash distribution income and a decrease in general and administrative costs.  The decrease in equity in income is due to a decrease in rental revenue of the Local Limited Partnership.  The increase in cash distribution income is due to the Partnership receiving the final distribution in the six months ended September 30, 2012 from a Local Limited Partnership disposed of in a previous year.  General and administrative expenses decreased primarily due to decreased charges for operations and administrative expenses necessary for the operation of the Partnership.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. V
(A Limited Partnership)

       Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of September 30, 2012, the Partnership’s investment portfolio consists of a limited partner interest in one Local Limited Partnership which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,514 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objectives specified in the Partnership’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2007.

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

Property Discussion

The remaining Property in which the Partnership has an interest operated above breakeven for the quarter ended June 30, 2012.  Occupancy averaged 95% for the six months ending June 30, 2012.  A recent foundation settlement issue caused by the northeast earthquake in 2011 was noticed on two of the buildings.  One building has been stabilized, but the other has not, as such four of the units in this building are currently unable to be rented.  The Compliance Period ended on December 31, 2007; therefore, there is no recapture risk at the Property.  The Managing General Partner and Local General Partner of Circle Terrace Associates, L.P., located in Lansdowne, MD, have been negotiating exit strategies that would have resulted in a disposition of the Partnership’s interest in this Local Limited Partnership.  A May 2010 disposition date was previously reported; however, there were outstanding items that needed to be finalized before a disposition could occur.  A new purchase and sales contract was signed in July 2012.  The previously reported net sales proceeds, projected to be $7,250,000, or $105.18 per Unit, was based on previous appraisals and a rent comparative study.  However, as a result of the Department of Housing and Urban Development not approving the increased rents associated with the proposed renovations, and pushing an increased capital budget, the value of the Property has decreased.  The Managing General Partner now expects projected net sales proceeds to the Partnership of approximately $3,555,000, or $51.57 per Unit.  A disposition of the interest in this Local Limited Partnership is expected in December 2012.  The Managing General Partner currently estimates a $470,000, or $6.82 per Unit, tax loss for 2012.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2012, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  November 14, 2012                                                   BOSTON FINANCIAL QUALIFIED HOUSING
TAX CREDITS L.P. V

By:          Arch Street VIII, Inc.,
its Managing General Partner

/s/Kenneth J. Cutillo
 Kenneth J. Cutillo
 President
Arch Street VIII, Inc.
                       (Chief Executive Officer)